Form 10QSB
period 2008-01-31
Gas Salvage Corp.
filed 2008-03-17
CIK 1422295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number:    None

                                GAS SALVAGE CORP.

            Nevada                                    36-4613360
    ------------------------------        ------------------------------------
    State or other jurisdiction of        (I.R.S.) Employer Identification No.
            incorporation

                      Suite 153, 333 River Front Ave., S.E.
                                Calgary, Alberta
                                 Canada T2G 5R1
                     Address of principal executive offices

                                 (866) 822-0325
                  --------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
                      -------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
                                         Yes X        No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]     Accelerated filer         [ ]

      Non-accelerated filer   [  ]     Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act)
                                                  Yes ____         No  X

As of March 15, 2008 the Company had 5,280,000 outstanding shares of common stock.

                             GAS SALVAGE CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                                    January 31,  October 31,
                                                       2008         2007
                                                    -------------------------
                                                    Unaudited
ASSETS
   Current Assets
       Cash at bank                                  $  19,220     $  36,169
       Accounts Receivable                               3,133            --
       Subscriptions Receivable                             --        18,000
                                                     ---------     ---------
          Total Current Assets                          22,353        54,169
                                                    ----------     ---------
       Property and Equipment
          Equipment                                    100,000       100,000
            Accumulated Depreciation                     1,250            --
                                                    ----------     ---------
                                                        98,750       100,000
       Other Assets
          Oil & Gas Leasehold Interest                 190,000       190,000
                                                    ----------     ---------

           TOTAL ASSETS                             $  311,103     $ 344,169
                                                    ==========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities
       Current Liabilities
          Accounts Payable                          $    1,231     $   1,231
                                                    ----------     ---------
           TOTAL LIABILITIES                        $    1,231     $   1,231
                                                    ----------     ---------

   Shareholders' Equity (Deficit)
       Common Stock, par value $0.001,
          authorized 50,000,000 shares; issued and
          outstanding 5,280,000 shares                   5,280         5,280
       Additional Paid-In Capital                      351,021       351,021
       Deficit accumulated during the development
       stage                                           (46,429)      (13,363)
                                                    ----------     ---------

           TOTAL SHAREHOLDERS' EQUITY                  309,872       342,938
                                                    ----------     ---------

    OTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  311,103     $ 344,169
                                                    ==========     =========

                             GAS SALVAGE CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                                    Unaudited

                                                                  For the Period
                                                                  of Inception
                                             For the three        from June 5,
                                             months ended         2007, through
                                              January 31,          October 31,
                                                2008                   2007
                                            --------------        -------------
Revenue                                       $  4,563              $  1,430

Cost of Sales                                       --                    --
                                              --------              --------
Operating Income                                 4,563                 1,430
                                              --------              --------

General and Administrative Expenses:
          Professional Fees                     15,050                26,550
          Consulting Fees                       14,864                14,864
          Occupancy Costs                        3,500                 3,500
          Repairs & Maintenance                     --                 1,231
          Depreciation                           1,250                 1,250
          Other General and Administrative
             Expenses                            2,965                 3,597
                                              --------              --------
               Total General and
                Administrative Expenses         37,629                50,992
                                              --------              --------

Net Loss                                      $(33,066)             $(49,562)
                                              ========              ========
Loss Per Common Share:
          Basic and Diluted                   $ (0.006)
                                              ========

Weighted Average Shares Outstanding,
          Basic and Diluted:                 5,280,000
                                             =========

                             GAS SALVAGE CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flows
                                    Unaudited
                                                                 For the Period
                                                                 of Inception
                                               For the three      from June 5,
                                               months ended       2007, through
                                             January 31, 2008   January 31, 2007
                                             ----------------   ----------------
 Cash flows from operating activities:
       Net (Loss)                                 $(36,199)         $(49,562)
       Adjustments to reconcile net loss to
       net cash used by operating activities:
          Non-cash depreciation                      1,250             1,250
       Change in operating assets and liabilities:
          Increase (Decrease) in Accounts Payable       --             1,231
                                                  --------          --------
          Net cash (used by) operating
           activities                              (34,949)          (47,081)
                                                  --------          --------
 Cash flows from investing activities
       Acquisition of equipment                         --          (100,000)
       Acquistion of oil & gas working
         interest                                       --          (190,000)
                                                  --------          ---------
          Net cash (used by) investing
            activities                                  --          (290,000)
                                                  --------          ---------

 Cash flows from financing activities:
       (Increase) Decrease Subscriptions
          Receivable                                18,000                --
       Non cash issue of stock for assets               --            90,000
       Common stock issued for cash                     --           266,301
                                                  --------          ---------
 Net cash (used) provided by financing
     activitiies                                    18,000           356,301
                                                  --------          ---------
 Net increase (decrease) in cash                   (16,949)           19,220

 Cash, beginning of the period                      36,169                --
                                                  --------          ---------
 Cash, end of the period                          $ 19,220          $ 19,220
                                                  ========          =========
 Supplemental cash flow disclosure:
       Interest paid                              $     --          $     --
                                                  ========          ========
       Taxes paid                                 $     --          $     --
                                                  ========          ========

                             GAS SALVAGE CORPORATION
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                            Deficit
                                                                          Accumulated
                                        Common Stock        Additional     during the        Total
                                     Number                   Paid-In      Development   Shareholders'
                                   of Shares     Amount       Capital         Stage     Equity (Deficit)
                                   ---------     ------     -----------    -----------  ----------------

 Inception, June 5, 2007                  --    $     --     $       --     $       --      $       --
 Common stock issued for cash at
    $0.096 per share September 5,
    2007                           2,580,000       2,580        245,721                        248,301
 Common stock issued for cash at
    $0.01 per share September 5,
    2007                           1,800,000       1,800         16,200                         18,000
 Common stock issued for oil and
    gas working interest at $0.10
    per share September 5, 2007      900,000         900         89,100                         90,000
 Net loss for the period ended
    Oct. 31, 2007                                                              (13,363)        (13,363)
                                   ---------    --------      ---------     ----------       ---------
 Balances, September 30, 2007     $5,280,000    $  5,280      $ 351,021     $  (13,363)      $ 342,938

 Net loss for the three months
   ended Jan. 31, 2008                                                         (33,066)        (33,066)
                                   ---------    --------      ---------     ----------       ---------
 Balances, January 31, 2008       $5,280,000    $  5,280      $ 351,021     $  (46,429)      $ 309,872
                                  ==========    ========      =========     ==========       =========

                                Gas Salvage, Inc.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                January 31, 2008

1.    Organization

    Gas Salvage Inc. (the "Company") was incorporated under the laws of the State of Nevada June 5, 2007. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The company became engaged in the oil and gas industry.

2.    Summary of Significant Accounting Policies

    Basis of Presentation

    The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

    Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation.

    The financial statements have, in management's opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting.

    Income Taxes

    The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

    Going Concern

    The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

    The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate revenue form well head machinery and oil and gas leases. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

    Development-Stage Company

    The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred an operating loss of $46,429. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since June 5, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

    Basic and Diluted Net Loss Per Share

    Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

    The Company has no potentially dilutive securities outstanding as of August 31, 2007.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the quarter ending January 31, 2008. There is no comparable quarter in 2007.

      Numerator:

        Basic and diluted net loss per share:

            Net Loss                                    $ (33,066)

      Denominator:

            Basic and diluted weighted average
            number of shares outstanding                5,280,000

      Basic and Diluted Net Loss Per Share:             $  (0.006)


2.    Property and Equipment

            Equipment         $100,000

    The Company purchased a 50% interest in a skid mounted Nitrogen Rejection unit. The unit strips out excessive nitrogen and oxygen from a gas well to an acceptable level of contaminants in the gas stream. The unit is intended for use on the Company's gas wells. The unit commenced operations in November, 2007 under the control of the Operator, Southside Oil and Gas, Inc.

3.    Oil & Gas Leasehold Interest

      The Company purchased a 44.5% leasehold interest in a producing gas well on 40 acres in Lincoln County, Oklahoma, known as Holmes #1. The well was initially shut in awaiting repairs to the Nitrogen Rejection Unit. The well was put into production in November, 2007. Volumetric calculations of the Holmes Lease reservoir have not yet been performed.

                   Property Acquisition Costs:    Unproved

                   Homes Lease                    $190,000

4.    Capital Structure

    During the period from inception through January 31, 2008, the Company entered into the following equity transactions:

     September 5, 2007:    Sold 2,580,000 shares of common stock at $.096
                           per share realizing $248,301.

     September 5, 2007:    Sold 1,800,000 shares of common stock at $.01
                           per share realizing $18,000.

     September 5, 2007:    Issued 900,000 shares of common stock at $.10
                           per share in payment of $90,000 toward 44.5% working interest in an oil and gas lease.


    As at January 31, 2008, the Company was authorized to issue 50,000,000 shares of $0.001 par common stock, of which 5,280,000 shares were issued and outstanding.

    The Company was also authorized to issue 5,000,000 shares of preferred stock, of which nil shares were issued and outstanding.


5.    Legal Proceedings

    There are no significant legal proceedings against the Company with respect to matters arising in the ordinary course of business.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this prospectus.

      Gas Salvage was incorporated on June 5, 2007. Gas Salvage plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects which in the opinion of management are favorable for the production of oil or gas. If, through its review, a geographical area indicates geological and economic potential, Gas Salvage will attempt to acquire leases or other interests in the area. Gas Salvage will then attempt to sell portions of its leasehold interests in a prospect to unrelated third parties, thus sharing risks and rewards of the exploration and development of the prospect with the joint owners pursuant to an operating agreement. One or more exploratory wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

      Gas Salvage may also:

     o acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, and

     o    purchase producing oil or gas properties.

      In September 2007 Gas Salvage acquired a 44.5% working interest (35.6% net revenue interest) in a gas well located in Lincoln County, Oklahoma, for $100,000 in cash and 900,000 shares of its restricted common stock. The gas well was put into production in November 2007. As of March 15, 2008 the well was producing, net to Gas Salvage's net revenue interest, 30 MCF of gas per day.

      At the time it acquired its interest in the gas well, Gas Salvage also acquired, for $100,000, a 50% interest in a portable unit which reduces the amount of nitrogen and oxygen from the gas produced by the well.

      Gas Salvage's future activities will primarily be dependent upon available financing.

RESULTS OF OPERATIONS

         The factors that most significantly affect Gas Salvage's results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which Gas Salvage has an interest, and (iii) and lease operating expenses. Gas Salvage's revenues will also be significantly impacted by its ability to maintain or increase oil or gas production through exploration and development activities.

      Prices received by Gas Salvage for sales of crude oil and natural gas may fluctuate significantly from period to period. The fluctuations in oil prices during these periods reflect market uncertainty regarding the inability of the Organization of Petroleum Exporting Countries ("OPEC") to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. Gas prices received by Gas Salvage will fluctuate with changes in the spot market price for gas.

      Changes in natural gas and crude oil prices will significantly affect the revenues and cash flow of the wells and the value of the oil and gas properties. Declines in the prices of crude oil and natural gas could have a material adverse effect on the success of Gas Salvage's operations and activities, recoupment of the costs of acquiring, developing and producing its wells and profitability. Gas Salvage is unable to predict whether the prices of crude oil and natural gas will rise, stabilize or decline in the future.

      Other than the foregoing, Gas Salvage does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on Gas Salvage's net sales, revenues or expenses.

LIQUIDITY AND CAPITAL RESOURCES

      It is expected that Gas Salvage's principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit Gas Salvage to finance its operations to a greater extent with internally generated funds, may allow Gas Salvage to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

      A decline in oil and gas prices (i) will reduce the cash flow internally generated by Gas Salvage which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause Gas Salvage to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

      Between June and September 2007 Gas Salvage sold 2,580,000 shares of its common stock at a price of $0.10 CDN per share to a group of private investors.

      Gas Salvage's material sources and (uses) of cash during the period from its inception (June 5, 2007) to January 31, 2008 were:

      Cash used in operations                           $      (47,081)
      Sale of common stock                                     266,301
      Purchase of oil and gas property                        (190,000)
      Purchase of equipment                                   (100,000)

      Gas Salvage's future plans will be dependent upon the amount of capital Gas Salvage is able to raise. Gas Salvage may attempt to raise additional capital through the private sale of its equity securities or borrowings from third party lenders. Gas Salvage does not have any commitments or arrangements from any person to provide Gas Salvage with any additional capital. If additional financing is not available when needed, Gas Salvage may continue to operate in its present mode or Gas Salvage may need to cease operations. Gas Salvage does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

      Gas Salvage plans to generate profits by drilling productive oil or gas wells. However, Gas Salvage will need to raise the funds required to drill new wells from third parties willing to pay Gas Salvage's share of drilling and completing the wells. Gas Salvage may also attempt to raise needed capital through the private sale of its securities or by borrowing from third parties. Gas Salvage may not be successful in raising the capital needed to drill oil or gas wells. In addition, any future wells which may be drilled by Gas Salvage may not be productive of oil or gas. The inability of Gas Salvage to generate profits may force Gas Salvage to curtail or cease operations.

Contractual Obligations

      As of March 15, 2008 Gas Salvage did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Gas Salvage's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Gas Salvage on a timely basis, or if available, on acceptable terms.

ITEM 3. CONTROLS AND PROCEDURES

      Nolan Weir, Gas Salvage's President and Principal Financial Officer, has evaluated the effectiveness of Gas Salvage's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion Gas Salvage's disclosure controls and procedures are effective. There were no changes in Gas Salvage's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Gas Salvage's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION



Item 6.  Exhibits

(a) Exhibits

     Number        Exhibit

       31          Rule 13a-14(a) Certifications

       32          Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008.

                                    GAS SALVAGE CORP.



                                     By:  /s/ Nolan Weir
                                          ----------------------------------
                                          Nolan Weir, President and Principal
                                            Financial and Accounting Officer