Form 10-Q
period 2008-04-30
Gas Salvage Corp.
filed 2008-06-13
CIK 1422295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended April 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to  ________

                          Commission File Number: None

                                GAS SALVAGE CORP.
                     -------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

                  Nevada                                   36-4613360
        ----------------------------                   -------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                      Identification No.)

   Suite 153, 333 River Front Ave., S.E.
   Calgary, Alberta    Canada                              T2G 5R1
  -------------------------------------------------       ----------
  (Address of Issuer's Principal Executive Offices)       (Zip Code)

  Issuer's telephone number:     (866) 822-0325

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ____X_____ No __________

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]     Accelerated filer [  ]

      Non-accelerated filer [  ]       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                     Yes ________         No           X
                                             -------------------

         Class of Stock       No. Shares Outstanding             Date

            Common                 5,280,000                June 10, 2008

                             GAS SALVAGE CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                                    April 30,       October 31,
                                                      2008              2007
                                               ---------------------------------
                                                    Unaudited
ASSETS
   Current Assets
     Cash at bank                               $  10,825            $  36,169
     Accounts Receivable                            5,912                    -
     Subscriptions Receivable                           -            18,000.00
                                               ---------------- ----------------
        Total Current Assets                    16,737.00            54,169.00
                                               ---------------- ----------------
     Property and Equipment
       Equipment                                  100,000              100,000
       Accumulated Depreciation                     2,500                    -
                                               ---------------- ----------------
                                                   97,500              100,000
     Other Assets
        Oil & Gas Leasehold Interest              190,000              190,000
                                               ---------------- ----------------
            TOTAL ASSETS                       $  304,237           $  344,169
                                               ================ ================

LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities
     Current Liabilities
       Accounts Payable                        $    1,231           $    1,231
                                               ---------------- ----------------

           TOTAL LIABILITIES                        1,231                1,231
                                               ---------------- ----------------
   Shareholders' Equity (Deficit)
     Common Stock, par value $0.001,
        authorized 50,000,000 shares; issued
        and outstanding 5,280,000 shares            5,280                5,280
     Additional Paid-In Capital                   351,021              351,021
     Deficit accumulated during the
        development stage                         (53,295)             (13,363)
                                               ---------------- ----------------
           TOTAL SHAREHOLDERS' EQUITY             303,006              342,938
                                               ---------------- ----------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  304,237           $  344,169
                                               ================ ================


     The accompanying Notes are an integral part of these financial statements.

                             GAS SALVAGE CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                                    Unaudited


                                                                         For the Period
                                                                          of Inception
                                      For the three      For the six      from June 5,
                                       months ended      months ended    2007, through
                                      April 30, 2008    April 30, 2008   April 30, 2008
                                    -----------------------------------------------------

Revenue                                $   4,363          $   8,926        $   8,926

Cost of Sales                                  -                  -                -
                                    -------------      -------------    -------------

Operating Income                           4,363              8,926            8,926
                                    -------------      -------------    -------------

General and Administrative Expenses:
  Professional Fees                          900             15,950           27,450
  Consulting Fees                              -             14,864           14,864
  Occupancy Costs                          2,500              6,000            6,000
  Repairs & Maintenance                        -                  -            1,231
  Depreciation                             1,250              2,500            2,500
  Other General and Administrative
    Expenses                               6,579              9,544            10,176
                                    -------------      -------------    -------------
   Total General and Administrative
     Expenses                             11,229             48,858           62,221
                                    -------------      -------------    -------------

Net Loss                              $   (6,866)       $   (39,932)     $   (53,295)
                                    =============      =============    =============

Loss Per Common Share:
  Basic and Diluted                   $   (0.001)       $   (0.008)
                                    =============      ============

Weighted Average Shares Outstanding,
  Basic and Diluted:                   5,280,000         5,280,000
                                    =============      ============



     The accompanying Notes are an integral part of these financial statements.

                             GAS SALVAGE CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flows
                                    Unaudited


                                                                       For the Period
                                                                        of Inception
                                           For the three  For the six   from June 5,
                                           months ended   months ended  2007, through
                                             April 30,     April 30,      April 30,
                                               2008           2008          2008
                                           ------------------------------------------

 Cash flows from operating activities:
   Net (Loss)                             $  (6,865)     $  (39,932)     $  (53,295)
   Adjustments to reconcile net loss
    to net cash used by operating
    activities:
   Non-cash depreciation                      1,250           2,500           2,500
   Change in operating assets and
    liabilities:
      (Increase) Decrease in
       Accounts Receivable                   (2,780)         (5,912)         (5,912)
            Increase (Decrease) in
       Accounts Payable                                           -           1,231
                                           ----------   ------------     -----------
       Net cash (used by) operating
         activities                          (8,395)        (43,344)        (55,476)
                                           ----------   ------------     -----------
 Cash flows from investing activities
       Acquisition of equipment                   -               -        (100,000)
       Acquistion of oil & gas working
        interest                                  -               -        (190,000)
                                           ----------   ------------     -----------
       Net cash (used by) investing
        activities                                -               -        (290,000)
                                           ----------   ------------     -----------
 Cash flows from financing activities:
   (Increase) Decrease Subscriptions
      Receivable                                  -          18,000               -
   Common stock issued for cash                   -               -         356,301
                                           ----------   ------------     -----------
 Net cash (used) provided by financing
   activitiies                                    -          18,000         356,301
                                           ----------   ------------     -----------
 Net increase (decrease) in cash             (8,395)        (25,344)         10,825

 Cash, beginning of the period               19,220          36,169               -
                                           ----------   ------------     -----------

 Cash, end of the period                   $ 10,825      $   10,825      $   10,825
                                           ==========   ============     ===========

 Supplemental cash flow disclosure:
     Interest paid                         $      -      $        -      $        -
                                           ==========   ============     ===========
     Taxes paid                            $      -      $        -      $        -
                                           ==========   ============     ===========


     The accompanying Notes are an integral part of these financial statements.

                             GAS SALVAGE CORPORATION
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                               Deficit
                                         Common Stock                        Accumulated       Total
                                      Number                    Additional    during the   Shareholders'
                                         of                      Paid-In     Development      Equity
                                       Shares       Amount       Capital        Stage        (Deficit)
                                     -----------------------------------------------------------------


 Inception, June 5, 2007                     -     $      -     $       -     $       -      $      -
 Common stock issued for cash at
  $0.096 per share September
  5, 2007                            2,580,000        2,580       245,721                     248,301
 Common stock issued for cash at
  $0.01 per share September
  5, 2007                            1,800,000        1,800        16,200                      18,000
 Common stock issued for oil and
  gas working interest at $0.10
  per share September 5, 2007          900,000          900        89,100                      90,000
 Net loss for the period ended Oct.
  31, 2007                                                                      (13,363)      (13,363)
                                   ------------  ------------  ------------  ------------  ------------
 Balances, September 30, 2007        5,280,000    $   5,280     $ 351,021     $ (13,363)    $ 342,938

 Net loss for the six months
  ended Apr. 30, 2008                                                           (39,932)      (39,932)
                                   ------------  ------------  ------------  ------------  ------------
 Balances, April 30, 2008            5,280,000    $   5,280     $ 351,021     $ (53,295)    $ 303,006
                                   ============  ============  ============  ============  ============










     The accompanying Notes are an integral part of these financial statements.

                                Gas Salvage, Inc.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008

1.    Organization

      Gas Salvage Inc. (the "Company") was incorporated under the laws of the State of Nevada June 5, 2007. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The company became engaged in the oil and gas industry.

      Current Business of the Company

      The Company purchased a 44.5% leasehold interest in a producing gas well on 40 acres in Lincoln County, Oklahoma, known as Holmes #1. The well was initially shut in awaiting repairs to its Nitrogen Rejection Unit. The well was put into production in November, 2007. Volumetric calculations of the Holmes Lease reservoir have not yet been performed.

                  Property Acquisition Costs:   Unproved

                  Holmes Lease                  $190,000


2.    Summary of Significant Accounting Policies

    Basis of Presentation
    ---------------------

    The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

    Use of Estimates
    ----------------

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

    The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

    Cash and equivalents
    --------------------

    Cash and equivalents include investments with initial maturities of three months or less.

    Recognition of Revenue
    ----------------------

    Revenue is recognized as earned. Revenue from the sale of gas is reported by the gas gathering company monthly and paid two months in arrears.

    Fair Value of Financial Instruments
    -----------------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of March 31, 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

    Income Taxes
    ------------

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

    Going Concern
    -------------

    The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of $39,932 and a negative cash flow of $43,344 from operations in the six months ended April 30, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

    The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate revenue from well head machinery and oil and gas leases. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

    Development-Stage Company
    -------------------------

    The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred an operating loss of $53,295. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since June 5, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

    Basic and Diluted Net Loss Per Share
    ------------------------------------

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

    The Company has no potentially dilutive securities outstanding as of April 30, 2008.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the six months ended April 30, 2008. There is no comparable period in 2007.

      Numerator:
      ---------

      Basic and diluted net loss per share:

      Net Loss                            $ (39,932)

      Denominator
      -----------

      Basic and diluted weighted average
        number of shares outstanding                   5,280,000


      Basic and Diluted Net Loss Per Share                  $  (0.008)
      -------------------------------------

3.    Property and Equipment

            Equipment         $100,000

    The Company purchased a 50% interest in a skid mounted Nitrogen Rejection unit. The unit strips out excessive nitrogen and oxygen from gas wells to an acceptable level of contaminants in the gas stream. The unit is intended for use on the Company's gas wells. The unit commenced operations in November, 2007 under the control of the Operator, Southside Oil and Gas, Inc.


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


    As at April 30, 2008, the Company was authorized to issue 50,000,000 shares of $0.001 par common stock, of which 5,280,000 shares were issued and outstanding.

    The Company was also authorized to issue 5,000,000 shares of preferred stock, of which nil shares were issued and outstanding.


5.    Legal Proceedings

    There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

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

In September 2007 Gas Salvage acquired a 44.5% working interest (35.6% net revenue interest) in a gas well located in Lincoln County, Oklahoma, for $100,000 in cash and 900,000 shares of its restricted common stock. The gas well was put into production in November 2007. During the six months ended April 30, 2008 Gas Salvage had revenue of $8,926 from the sale of gas produced from this well.

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

Gas Salvage's material sources and (uses) of cash during the period from its inception (June 5, 2007) through April 30, 2008 were:

      Cash used in operations                                $ (55,476)
      Sale of common stock                                    $356,301
      Purchase of oil and gas property                        $190,000
      Purchase of equipment                                   $100,000

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

Contractual Obligations
-----------------------

As of June 10, 2008 Gas Salvage did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Gas Salvage's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Gas Salvage on a timely basis, or if available, on acceptable terms.

ITEM 4T.    CONTROLS AND PROCEDURES

Nolan Weir, Gas Salvage's President and Principal Financial Officer, has evaluated the effectiveness of Gas Salvage's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion Gas Salvage's disclosure controls and procedures are effective.

There were no changes in Gas Salvage's internal controls over financial reporting that occurred during the fiscal quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, Gas Salvage's internal control over financial reporting.

                           PART II -OTHER INFORMATION

ITEM 6.  EXHIBITS

 Exhibit
 Number     Description of Exhibits
---------   -----------------------

31          Rule 13a-14(a) Certifications
32          Section 1350 Certifications

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GAS SALVAGE CORP.

Date:  June 12, 2008
                                     By:   /s/ Nolan Weir
                                          -----------------------------------
                                          Nolan Weir,  President and Principal
                                          Financial and Accounting Officer