Form 10-Q
period 2008-07-31
Gas Salvage Corp.
filed 2008-09-11
CIK 1422295

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number:  None

                              PINNACLE ENERGY CORP.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

               Nevada                                      36-4613360
    ---------------------------                       ---------------------
    State or other jurisdiction                          (IRS) Employer
          of incorporation                            Identification Number

                      Suite 153, 333 River Front Ave., S.E.
                                Calgary, Alberta
                                 Canada T2G 5R1
                   ------------------------------------------
                     Address of principal executive offices

                                 (866) 822-0325
                      ------------------------------------
               Registrant's telephone number, including area code

                                GAS SALVAGE CORP.
                   -------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
                                                Yes __X__        No ____
                                                      -

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]                Accelerated filer [  ]

      Non-accelerated filer [  ]                  Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                                                    Yes ____       No __X__
                                                                        -

      Class of Stock         No. Shares Outstanding           Date
      --------------         ----------------------           ----

          Common                    15,840,000          September 8, 2008

                                GAS SALVAGE CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                    July 31,       October 31,
                                                      2008            2007
                                                 --------------   --------------
                                                   Unaudited
ASSETS
   Current Assets
     Cash at bank                                $       8,905    $      36,169
     Accounts Receivable                                 3,133                -
     Subscriptions Receivable                                -        18,000.00
                                                 --------------   --------------

       Total Current Assets                          12,038.00        54,169.00
                                                 --------------   --------------
      Property and Equipment
       Equipment                                       100,000          100,000
        Accumulated Depreciation                         3,750                -
                                                 --------------   --------------
                                                        96,250          100,000
      Other Assets
       Oil & Gas Leasehold Interest                    190,000          190,000
                                                 --------------   --------------
         TOTAL ASSETS                            $     298,288    $     344,169
                                                 ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities
     Current Liabilities
       Accounts Payable                          $       1,231    $       1,231
                                                 --------------   --------------
         TOTAL LIABILITIES                               1,231            1,231
                                                 --------------   --------------
   Shareholders' Equity (Deficit)
     Common Stock, par value $0.001,
      authorized 50,000,000 shares; issued
      and outstanding 5,280,000 shares                   5,280            5,280
     Additional Paid-In Capital                        351,021          351,021
     Deficit accumulated during the
      development stage                                (59,245)         (13,363)
                                                 --------------   --------------
          TOTAL SHAREHOLDERS' EQUITY                   297,056          342,938
                                                 --------------   --------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $     298,287    $     344,169
                                                 ==============   ==============

                                GAS SALVAGE CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                    Unaudited


                                     For the Period                                   For the Period
                                      of Inception                                     of Inception
                                      from June 5,    For the three   For the nine     from June 5,
                                      2007, through   months ended    months ended     through 2007,
                                      July 31, 2007   July 31, 2008   July 31, 2008   July 31, 2008
                                     --------------   -------------   -------------   --------------

Revenue
  Natural Gas Production             $           -    $        872    $      9,798     $     9,798

Cost of Sales                                    -               -               -               -
                                     --------------   -------------   -------------   --------------
Operating Income                                 -             872           9,798           9,798
                                     --------------   -------------   -------------   --------------
General and Administrative Expenses:
  Professional Fees                              -             850          16,800          28,300
  Consulting Fees                                -               -          14,864          14,864
  Occupancy Costs                                -               -           6,000           6,000
  Repairs & Maintenance                          -               -               -           1,231
  Depreciation                                   -           1,250           3,750           3,750
  Other General and Administrative
   Expenses                                      -           4,722          14,266          14,898
                                     --------------   -------------   -------------   --------------
    Total General and Administrative
      Expenses                                   -           6,822          55,680          69,043
                                     --------------   -------------   -------------   --------------
Net Loss                             $           -    $     (5,950)   $    (45,882)   $    (59,245)
                                     ==============   =============   =============   ==============
Loss Per Common Share:
 Basic and Diluted                   $           -    $     (0.001)   $     (0.009)
                                     ==============   =============   =============

Weighted Average Shares Outstanding,
 Basic and Diluted:                              -       5,280,000       5,280,000
                                     ==============   =============   =============


                                GAS SALVAGE CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                    Unaudited


                                     For the Period                                   For the Period
                                      of Inception                                     of Inception
                                      from June 5,    For the three   For the nine     from June 5,
                                      2007, through   months ended    months ended     through 2007,
                                      July 31, 2007   July 31, 2008   July 31, 2008   July 31, 2008
                                     --------------   -------------   -------------   --------------

Cash flows from operating
 activities:
  Net (Loss)                         $           -    $     (5,950)   $    (45,882)   $    (59,245)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Non-cash depreciation                          -           1,250           3,750           3,750
  Change in operating assets and
   liabilities:
    (Increase) Decrease in
     Accts Receivable                            -           2,780          (3,132)         (3,132)
    Increase (Decrease) in
     Accounts Payable                            -               -               -           1,231
                                     --------------   -------------   -------------   --------------
  Net cash (used by) operating
   activities                                    -          (1,920)        (45,264)        (57,396)
                                     --------------   -------------   -------------   --------------
 Cash flows from investing
   activities
 Acquisition of equipment                        -               -               -        (100,000)
 Acquistion of oil & gas working
   interest                                      -               -               -        (190,000)
                                     --------------   -------------   -------------   --------------
  Net cash (used by) investing
   activities                                    -               -               -        (290,000)
                                     --------------   -------------   -------------   --------------
 Cash flows from financing activities:
  Decrease Subscriptions Receivable              -               -          18,000               -
  Common stock issued for cash                   -               -               -         356,301
                                     --------------   -------------   -------------   --------------
 Net cash (used) provided by
   financing activities                          -               -          18,000         356,301
                                     --------------   -------------   -------------   --------------
 Net increase (decrease) in cash                 -          (1,920)        (27,264)          8,905

 Cash, beginning of the period                   -          10,825          36,169               -
                                     --------------   -------------   -------------   --------------

 Cash, end of the period             $           -    $      8,905    $      8,905    $      8,905
                                     ==============   =============   =============   ==============

 Supplemental cash flow disclosure:
  Interest Paid                      $           -    $          -    $          -    $          -
                                     ==============   =============   =============   ==============
  Taxes Paid                         $           -    $          -    $          -    $          -
                                     ==============   =============   =============   ==============



                                GAS SALVAGE CORP.
                          (A Development Stage Company)
                        STATEMENT OF SHARHEOLDERS' EQUITY
                                   (Unaudited)


                                                                              Deficit
                                                                             Accumulated     Total
                                           Common Stock         Additional    during the  Shareholders'
                                     Number of                   Paid-In     Development     Equity
                                     Shares          Amount      Capital        Stage       (Deficit)
                                     ---------       ------     ----------   -----------   -------------

 Inception, June 5, 2007             $       -    $       -     $       -     $       -      $       -
 Common stock issued for cash
  at $0.096 per share
  September 5, 2007                  2,580,000        2,580       245,721                      248,301
 Common stock issued for cash
  at $0.01 per share
  September 5, 2007                  1,800,000        1,800        16,200                       18,000
 Common stock issued for oil
  and gas working interest at
  $0.10 per share September 5, 2007    900,000          900        89,100                       90,000
 Net loss for the period ended
  Oct. 31, 2007                                                                 (13,363)       (13,363)
                                     ----------   ----------    ----------    ----------     ----------
 Balances, September 30, 2007       $5,280,000    $   5,280     $ 351,021     $ (13,363)     $ 342,938

 Net loss for the nine months
  ended July 31, 2008                                                           (45,882)       (45,882)
                                     ----------   ----------    ----------    ----------     ----------
 Balances, July 31, 2008            $5,280,000    $   5,280     $ 351,021     $ (59,245)     $ 297,056
                                    ===========   ==========    ==========    ==========     ==========



                                Gas Salvage Corp.
                         (A Developmental Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2008

1.   Organization

     Gas Salvage Corp. (the "Company") was incorporated under the laws of the State of Nevada June 5, 2007. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The Company became engaged in the oil and gas industry.

     Current Business of the Company

     The Company purchased a 44.5% leasehold interest (35.6% net revenue interest) in a producing gas well on 40 acres in Lincoln County, Oklahoma, known as Holmes #1. The well was initially shut in awaiting repairs to its Nitrogen Rejection Unit. The well was put into production in November, 2007. A geologist's report on December 18, 2007 indicated that the lease is selling between 85 and 100 MCF per day, however volumetric calculations of the Holmes Lease reservoir have not yet been performed. An annual review of the gas well will be performed at the fiscal year end October 31, 2008 to determine whether the well warrants impairment based on expected revenue.

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

                                Gas Salvage Corp.
                         (A Developmental Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2008

     Cash and equivalents
     --------------------

     Cash and equivalents include investments with initial maturities of three months or less.

     Fair Value of Financial Instruments
     -----------------------------------

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of July 31, 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

     Going Concern
     -------------

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of $45,882 and a negative cash flow of $45,264 from operations in the nine months ended July 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans to generate revenue from well head machinery and oil and gas leases. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and

                                Gas Salvage Corp.
                         (A Developmental Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2008

     classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

     Development-Stage Company
     -------------------------

     The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred an operating loss of $59,245. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since June 5, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the nine months ended July 31, 2008 and 2007.

                                                          2007          2008
                                                          ----          ----
      Numerator:
      ----------

        Basic and diluted net loss per share:
             Net Loss                                 $ (44,632)           0

      Denominator
      -----------

        Basic and diluted weighted average
          number of shares outstanding               5,280,000             0

      Basic and Diluted Net Loss Per Share          $   (0.009)            0
      ------------------------------------

                                Gas Salvage Corp.
                         (A Developmental Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2008

     Accounting for Oil and Gas Producing Activities
     -----------------------------------------------

     The company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred.

     Acquisition costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made within a year of acquisition.

     If after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. It's costs can however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made assessing the reserves and the well's economic and operating feasibility. The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During 2008 the company did not record any impairment. Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

     The Costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the company's experience of successful operations.

     Oil and Gas Revenue Recognition
     -------------------------------

     The company applies the sales method of accounting for natural gas revenue. Under thus method, revenues are recognized based on the actual volume of natural gas sold to purchasers. Revenue from the sale of gas is reported by the gas gathering company monthly and paid two months in arrears.

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

                                Gas Salvage Corp.
                         (A Developmental Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2008

4.   Capital Structure

     During the period from inception through July 31, the Company entered into the following equity transactions:

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

     As at July 31, 2008, the Company was authorized to issue 50,000,000 shares of $0.001 par common stock, of which 5,280,000 shares were issued and outstanding.

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

6.   Subsequent Events

     In August, 2008 the Company changed its name from Gas Salvage Corporation to Pinnacle Energy Corporation.

     In August, 2008 the Company's director adopted a resolution approving a three-for-one forward split of the company's common stock. The stock split is subject to the approval of FINRA.

     On August 27, 2008 the Company acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma for $1,000,000, payable September 1, 2013. Interest at an annual rate of 8% is due monthly. The working interests consist of a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells and a 17% working interest (13.6% net revenue interest) in the remaining well.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

     The Company was incorporated in Nevada on June 5, 2007 and is involved in the exploration and development of oil and gas.

     The Company was incorporated under the name Gas Salvage Corp. In August 2008 the Company approved a 3-for-1 forward split of its common stock and changed its name to Pinnacle Energy Corp.

     The Company plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects which, in the opinion of management, are favorable for the production of oil or gas. If, through its review, a geographical area indicates geological and economic potential, the Company will attempt to acquire leases or other interests in the area. The Company may then attempt to sell portions of its leasehold interests in a prospect to third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the other owners. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

     The Company may also:

          o acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, or

          o    purchase producing oil or gas properties.

     In September 2007 the Company acquired a 44.5% working interest (35.6% net revenue interest) in an oil and gas lease covering 40 acres in Lincoln County, Oklahoma. The lease was acquired for $100,000 in cash and 2,700,000 shares of the Company's restricted common stock. In November 20007 the gas well drilled on the lease was placed into production. As of August 31, 2008 the well was producing approximately 30 MCF of gas per day, net to the Company's net revenue interest.

     At the time it acquired its interest in the oil and gas lease, the Company also acquired, for $100,000, a 50% interest in a portable nitrogen rejection unit. The unit removes excessive nitrogen and oxygen from the gas produced from the well and allows the gas to be sold to buyers who will not always purchase gas with a high level of contaminants.

     On August 27, 2008 the Company acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma. The Company has a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells , and a 17% working interest (13.6% net revenue interest) in the remaining well.

     As of August 31, 2008 five wells were producing 20 barrels of oil and 30 MCF of gas per day, net to the Company's interest. The sixth well is being used as a salt water disposal well.

     The price for the Company's interest in the six wells was $1,000,000. The purchase price requires monthly interest payments at 8% per year until September 1, 2013, at which time the entire $1,000,000 is due.

     The Company's future plans will be dependent upon the amount of capital the Company is able to raise. The Company may attempt to raise additional capital through the private sale of its equity securities or borrowings from third party lenders. The Company does not have any commitments or arrangements from any person to provide it with any additional capital. If additional financing is not available when needed, the Company may continue to operate in its present mode or the Company may need to cease operations. The Company does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

     The Company plans to generate profits by drilling productive oil or gas wells. However, the Company will need to raise the funds required to drill new wells from third parties willing to pay the Company's share of drilling and completing the wells. The Company may also attempt to raise needed capital through the private sale of its securities or by borrowing from third parties. The Company may not be successful in raising the capital needed to drill oil or gas wells. In addition, any future wells which may be drilled by the Company may not be productive of oil or gas. The inability of the Company to generate profits may force it to curtail or cease operations.

Contractual Obligations
-----------------------

     As of December 31, 2007 and July 31, 2008 the Company did not have any material capital commitments, other than funding its operations and paying for the six wells it acquired in August 2008. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of the Company's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, or if available, on acceptable terms.

Item 4.T.   CONTROLS AND PROCEDURES

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley
(SOX) Section 404.A. The Company's internal control over financial reporting is a process designed under the supervision of its Chief Executive and Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements for external purposes in accordance with Generally Accepted Accounting Principles.

      There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended July 31, 2008 that have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      Nolan Weir, the Company's President and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company's disclosure controls and procedures were effective.


                                     PART II


Item 6.   (a)    Exhibits

Number      Exhibit
------      -------

   31       Rule 13a-14(a) Certifications

   32       Section 1350 Certifications

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PINNACLE ENERGY CORP.


Date: September 9, 2008                    /s/ Nolan Weir
                                          ------------------------------
                                          Nolan Weir, President, Principal
                                          Financial Officer and Principal
                                          Accounting Officer