Form 10-K
period 2008-10-31
Gas Salvage Corp.
filed 2009-01-29
CIK 1422295

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2008.
OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from _________ to __________.

                           Commission file number None

                              PINNACLE ENERGY CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                  36-4613360
---------------------------------              -----------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

      Suite 153, 333 River Front Ave., S.E.
              Calgary, Alberta, Canada                         T2G 5R1
      ---------------------------------------------        ---------------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (866) 822-0325 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                      Accelerated filer  [ ]

Non-accelerated filer  [ ]                        Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on April 30, 2008, was $ -0- .

As of January 20, 2009, the Registrant had 15,840,000 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

                                     PART I

ITEM 1.  BUSINESS

      Pinnacle was incorporated in Nevada on June 5, 2007 and plans to be involved in the exploration and development of oil and gas.

      Pinnacle plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on those prospects which in the opinion of management are favorable for the production of oil or gas. If, through its review, a geographical area indicates geological and economic potential, Pinnacle will attempt to acquire leases or other interests in the area. Pinnacle will then attempt to sell portions of its leasehold interests in a prospect to unrelated third parties, thus sharing risks and rewards of the exploration and development of the prospect with the joint owners pursuant to an operating agreement. One or more exploratory wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

      Pinnacle may also:

     o acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling, and if warranted, completing oil or gas wells on a prospect, and
     o    purchase producing oil or gas properties.

      Pinnacle's activities will primarily be dependent upon available financing.

      In September 2007 Pinnacle acquired a 44.5% working interest (35.6% net revenue interest) in an oil and gas lease covering 40 acres in Lincoln County, Oklahoma. In November 2007 the gas well drilled on the lease was placed into production. As of January 20, 2009 the well was shut in and awaiting repairs.

      At the time it acquired its interest in the oil and gas lease, Pinnacle also acquired, for $100,000, a 50% interest in a portable nitrogen rejection unit. The unit removes excessive nitrogen and oxygen from the gas produced from the well and allows the gas to be sold to buyers who will not always purchase gas with a high level of contaminants.

      On August 27, 2008 Pinnacle acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma. Pinnacle has a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells , and a 17% working interest (13.6% net revenue interest) in the remaining well.

      As of January 20, 2009 five wells were producing ten barrels of oil and eight MCF of gas per day, net to Pinnacle's interest. The sixth well is being used as a salt water disposal well.

      The price for Pinnacle's interest in the six wells was $1,000,000. The purchase price requires monthly interest payments at 8% per year until September 1, 2013, at which time the entire $1,000,000 is due.

      The following table shows, as of January 20, 2009, by state or region, Pinnacle's producing wells, Developed Acreage and Undeveloped Acreage, excluding service (injection and disposal) wells:


Region             Productive Wells (1)   Developed Acreage   Undeveloped Acreage (1)
------             --------------------   -----------------   -----------------------
                   Gross            Net   Gross         Net    Gross             Net
                   -----            ---   -----         ---    -----             ---

Lincoln County,
   Oklahoma           1            44.5      40        17.8       --              --

Pawnee County,
   Oklahoma           5            1.47     200          46    1,520             347


(1) "Undeveloped Acreage" includes leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

      The following table shows, as of January 20, 2009 the status of Pinnacle's gross developed and undeveloped acreage.

                                                 Held by        Not Held by
Region                       Gross Acreage     Production        Production
------                       -------------     ----------       --------------

Lincoln County, Oklahoma          40                40                --

Pawnee County, Oklahoma        1,720             1,720                --

      Acres Held By Production remain in force so long as oil or gas is produced from the well on the particular lease. Leased acres which are not Held By Production require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the lease acreage. At the time oil or gas is produced from wells drilled on the leased acreage the lease is considered to be Held By Production.


      Pinnacle has not drilled, or participated in the drilling of, any oil or gas wells.

      Pinnacle does not own any Overriding Royalty Interests.

      Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). However, drilling title opinions are normally prepared before commencement of drilling operations.

GOVERNMENT REGULATION

      Various state and federal agencies regulate the production and sale of oil and natural gas. All states in which Pinnacle plans to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

      The Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales has been substantially modified by the Natural Gas Policy Act under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce.

      FERC has pursued policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. Pinnacle does not know what effect the FERC's other activities will have on the access to markets, the fostering of competition and the cost of doing business.

      Pinnacle's sales of oil and natural gas liquids will not be regulated and will be at market prices. The price received from the sale of these products will be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines.

      Federal, state, and local agencies have promulgated extensive rules and regulations applicable to Pinnacle's oil and natural gas exploration, production and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from Pinnacle's properties. The federal and state regulatory burden on the oil and natural gas industry increases Pinnacle's cost of doing business and affects its profitability. Because these rules and regulations are amended or reinterpreted frequently, Pinnacle is unable to predict the future cost or impact of complying with those laws.

COMPETITION AND MARKETING

      Pinnacle will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many are very large, well established energy companies with substantial capabilities and established earnings records. Pinnacle may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. It is nearly impossible to estimate the number of competitors; however, it is known that there are a large number of companies and individuals in the oil and gas business.

      Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. Pinnacle depends upon independent drilling contractors to furnish rigs, equipment and tools to drill its wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect Pinnacle's ability expeditiously to drill, complete, recomplete and work-over its wells. However, Pinnacle has not experienced and does not anticipate difficulty in obtaining supplies, materials, drilling rigs, equipment or tools.

      Pinnacle does not refine or otherwise process crude oil and condensate production. Substantially all of the crude oil and condensate production from Pinnacle's well is sold at posted prices under short-term contracts, which is customary in the industry.

      The market for oil and gas is dependent upon a number of factors beyond Pinnacle's control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in. Increased imports of natural gas, primarily from Canada, have occurred and are expected to continue. Such imports may adversely affect the market for domestic natural gas.

      The market price for crude oil is significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. Pinnacle is unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas produced and sold from Pinnacle's wells.

      Gas prices, which were once effectively determined by government regulations, are now largely influenced by competition. Competitors in this market include producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term contracts priced at spot market prices.

GENERAL

      Pinnacle has never been a party to any bankruptcy, receivership, reorganization, readjustment or similar proceedings. Since Pinnacle is engaged in the oil and gas business, it does not allocate funds to product research and development in the conventional sense. Pinnacle does not have any patents, trade-marks, or labor contracts. With the exception of Pinnacle's oil and gas leases, Pinnacle does not have any licenses, franchises, concessions or royalty agreements. Backlog is not material to an understanding of Pinnacle's business. Pinnacle's business is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of federal government.

         As of January 20, 2009 Pinnacle did not have any full time employees.

ITEM 1A.  RISK FACTORS

      Not applicable.

ITEM 1B.   UNRESOLVED SEC COMMENTS

      Not applicable.

ITEM 2.   PROPERTIES

      See Item 1 of this report for information concerning Pinnacle's oil and gas properties.

      Pinnacle's offices are located at Suite 153, 333 River Front Ave., S.E., Calgary, Alberta, Canada T2G 5R1. The 500 square feet of office space is occupied under a lease requiring rental payments of $500 per month until July 1, 2009.

ITEM 3.   LEGAL PROCEEDINGS

      Pinnacle is not involved in any legal proceedings and Pinnacle does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

      On August 28, 2008, Pinnacle's common stock began trading on the OTC Bulletin Board under the symbol "GSVG." Prior to that date, there was no established trading market for Pinnacle's common stock.

      In July 2008 the shareholders of Pinnacle approved a 3-for-1 forward split of Pinnacle's common stock and approved changing the corporate name to Pinnacle Energy Corp.

      On August 14, 2008 the forward split and name change became effective on the OTC Bulletin Board and Pinnacle's trading symbol was changed to "PENC."

      Shown below are the range of high and low closing prices for Pinnacle's common stock for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

            Month Ended              High         Low
            -----------              ----         ---

            August 2008              $1.29       $0.70
            September 2008           $1.40       $0.94
            October 2008             $1.20       $1.01

      As of January 20, 2009, Pinnacle had 15,840,000 outstanding shares of common stock and 63 shareholders. Pinnacle does not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of its capital stock.

      All of Pinnacle's outstanding shares are restricted securities and may be sold in accordance with Rule 144 of the Securities and Exchange Commission.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Pinnacle's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

       Pinnacle's Articles of Incorporation authorize its Board of Directors to issue up to 5,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow Pinnacle's directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of Pinnacle's common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by Pinnacle's management.

ITEM 6.   SELECTED FINANCIAL DATA

      Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

      Pinnacle was incorporated on June 5, 2007. In September 2007 Pinnacle acquired a 44.5% working interest (35.6% net revenue interest) in a gas well located in Lincoln County, Oklahoma for $100,000 in cash and 900,000 shares of its restricted common stock. At the time it acquired its interest in the gas well, Pinnacle also acquired, for $100,000, a 50% interest in a portable unit which reduces the amount of nitrogen and oxygen from the gas produced by the well. The gas well was put into production in November 2007. As of January 20, 2009 the well was shut in and awaiting repairs.

      On August 27, 2008 Pinnacle acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma. Pinnacle has a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells , and a 17% working interest (13.6% net revenue interest) in the remaining well.

      As of January 20, 2009 five wells were producing ten barrels of oil and eight MCF of gas per day, net to Pinnacle's interest. The sixth well is being used as a salt water disposal well.

      The price for Pinnacle's interest in the six wells was $1,000,000. The purchase price requires monthly interest payments at 8% per year until September 1, 2013, at which time the entire $1,000,000 is due.

RESULTS OF OPERATIONS

     The factors that most significantly affect Pinnacle's results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which Pinnacle has an interest, and (iii) and lease operating expenses. Pinnacle's revenues will also be significantly impacted by its ability to maintain or increase oil or gas production through exploration and development activities.

      Prices received by Pinnacle for sales of crude oil and natural gas may fluctuate significantly from period to period. The fluctuations in oil prices during these periods reflect market uncertainty regarding the inability of the Organization of Petroleum Exporting Countries ("OPEC") to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. Gas prices received by Pinnacle will fluctuate with changes in the spot market price for gas.

      Changes in natural gas and crude oil prices will significantly affect the revenues and cash flow of the wells and the value of the oil and gas properties. Declines in the prices of crude oil and natural gas could have a material adverse effect on the success of Pinnacle's operations and activities, recoupment of the costs of acquiring, developing and producing its wells and profitability. Pinnacle is unable to predict whether the prices of crude oil and natural gas will rise, stabilize or decline in the future.

      Other than the foregoing, Pinnacle does not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on Pinnacle's net sales, revenues or expenses.

LIQUIDITY AND CAPITAL RESOURCES

      It is expected that Pinnacle's principal source of cash flow will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flow from the sale of oil and gas production depends upon the quantity of production and the price obtained for the production. An increase in prices will permit Pinnacle to finance its operations to a greater extent with internally generated funds, may allow Pinnacle to obtain equity financing more easily or on better terms, and lessens the difficulty of obtaining financing. However, price increases heighten the competition for oil and gas prospects, increase the costs of exploration and development, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

      A decline in oil and gas prices (i) will reduce the cash flow internally generated by Pinnacle which in turn will reduce the funds available for exploring for and replacing oil and gas reserves, (ii) will increase the difficulty of obtaining equity and debt financing and worsen the terms on which such financing may be obtained, (iii) will reduce the number of oil and gas prospects which have reasonable economic terms, (iv) may cause Pinnacle to permit leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) may result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) may increase the difficulty of obtaining financing. However, price declines reduce the competition for oil and gas properties and correspondingly reduce the prices paid for leases and prospects.

      Between June and September 2007 Pinnacle sold 2,580,000 shares of its common stock at a price of $0.10 CDN per share to a group of private investors.

      Pinnacle's material sources and (uses) of cash during the year ended October 30, 2008, and the period from its inception (June 5, 2007) to October 31, 2007 were:

                                                        2008          2007
                                                        ----          ----

            Cash used in operations                  $(44,803)      $(12,132)
            Sale of common stock                           --        284,301
            Purchase of oil and gas property               --       (190,000)
            Purchase of equipment                          --       (100,000)
            Cash on hand at beginning of period        26,803             --

      As of January 20, 2009 Pinnacle had cash on hand of approximately $11,500.

      Pinnacle's plan of operation is described in more detail in Item 1 of this report.

      Pinnacle does not anticipate that it will need to hire any employees during the twelve month period ending January 31, 2010.

      Pinnacle's future plans will be dependent upon the amount of capital Pinnacle is able to raise. Pinnacle may attempt to raise additional capital through the private sale of its equity securities or borrowings from third party lenders. Pinnacle does not have any commitments or arrangements from any person to provide Pinnacle with any additional capital. If additional financing is not available when needed, Pinnacle may continue to operate in its present mode or Pinnacle may need to cease operations. Pinnacle does not have any plans, arrangements or agreements to sell its assets or to merge with another entity.

      Pinnacle plans to generate profits by drilling productive oil or gas wells. However, Pinnacle will need to raise the funds required to drill new wells from third parties willing to pay Pinnacle's share of drilling and completing the wells. Pinnacle may also attempt to raise needed capital through the private sale of its securities or by borrowing from third parties. Pinnacle may not be successful in raising the capital needed to drill oil or gas wells. In addition, any future wells which may be drilled by Pinnacle may not be productive of oil or gas. The inability of Pinnacle to generate profits may force Pinnacle to curtail or cease operations.

Contractual Obligations

      As of January 20, 2009 Pinnacle did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Pinnacle's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Pinnacle on a timely basis, or if available, on acceptable terms.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the financial statements included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

ITEM 9A and 9A(T).  CONTROLS AND PROCEDURES

      Nolan Weir, Pinnacle's President and Principal Financial Officer, has evaluated the effectiveness of Pinnacle's disclosure controls and procedures as of October 31, 2008 and in his opinion Pinnacle's disclosure controls and procedures ensure that material information is made known to him by others, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. Mr. Weir has determined that these controls and procedures are effective as of October 31, 2008. To the knowledge of Mr. Weir there have been no significant changes in Pinnacle's internal controls or in other factors that could significantly affect Pinnacle's internal controls during the year ended October 31, 2008, and as a result, no corrective actions with regard to significant deficiencies or material weakness in Pinnacle's internal controls were required.

ITEM 9B.  OTHER INFORMATION

      Not applicable.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Pinnacle's officers and directors are listed below. Pinnacle's directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Pinnacle's executive officers are elected by its board of directors and serve at its discretion.

Name                    Age      Position
----                    ---      ---------

Nolan Weir              35       President, Chief Executive Officer, Secretary
                                 and a Director

      The following is a brief description of Mr. Weir's business background:

     Nolan Weir. Mr. Weir has been an officer and director of Pinnacle since June 2007. Since December 2002 Mr. Weir has been the President of Makin Rain Irrigation Corp., a Company involved with residential landscaping and irrigation in the Alberta area.

     Pinnacle does not have a compensation committee. Pinnacle's Directors serve as its Audit Committee. Pinnacle does not have a financial expert. Mr. Weir is not independent as that term is defined in Section 803 of the NYSE Alternext U.S. Company Guide.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table shows the compensation paid or accrued to Pinnacle's officer during the year ended October 31, 2008 and for the period from Pinnacle's inception (June 5, 2007) to October 31, 2007:
                                                               All
                                                              Other
                                                              Annual
                                             Stock   Option   Compen-
Name and Principal    Fiscal  Salary  Bonus  Awards  Awards   sation
  Position             Year    (1)     (2)    (3)     (4)       (5)      Total
------------------    ------  ------  -----  ------  ------   -------    -----

Nolan Weir,            2008  $30,000     --      --      --        --  $30,000
  President, Chief     2007       --     --      --      --        --       --
  Executive Officer
  and Secretary

(1)  The dollar value of base salary (cash and non-cash) earned.
(2)  The dollar value of bonus (cash and non-cash) earned.
(3) During the periods covered by the table, the value of Pinnacle's shares issued as compensation for services to the persons listed in the table.
(4) The value of all stock options granted during the periods covered by the table.
(5) All other compensation received that Pinnacle could not properly report in any other column of the table.

      Stock Options. Pinnacle has not granted any stock options and does not have any stock option plans in effect as of January 20, 2009. In the future, Pinnacle may grant stock options to its officers, directors, employees or consultants.

      Long-Term Incentive Plans. Pinnacle does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. Pinnacle does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

      Compensation of Directors. Pinnacle's directors do not receive any compensation pursuant to any standard arrangement for their services as directors.

      Mr. Weir plans to spend approximately 50% of his time on the business of Pinnacle. During the year ending October 31, 2009 Pinnacle plans to pay approximately $30,000 to Mr. Weir for his services.

      Pinnacle does not have any employment agreements with its officers or employees. Pinnacle does not maintain any keyman insurance on the life or in the event of disability of any of its officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows the ownership of Pinnacle's common stock as of January 20, 2009 by each shareholder known by Pinnacle to be the beneficial owner of more than 5% of Pinnacle's outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address                   Number of Shares        Percent of Class
----------------                   ----------------        ----------------

Nolan Weir                             1,800,000                  34%
Suite 153
333 River Front Ave., S.E.
Calgary, Alberta
Canada  T2G 5R1

Futures Investment Corp.                 900,000                  17%
31 Tusslewood View, N.W.
Calgary, Alberta
Canada  T3L 2Y3

All officers and directors             1,800,000                  34%
as a group (one person)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

      The following lists all shares of Pinnacle's common stock since its incorporation:

                                                                 Consideration
    Shareholder                  Date of Sale   Shares Issued   Paid for Shares
    -----------                  ------------   -------------   ---------------

    Nolan Weir                      6-06-07       1,800,000         $18,000
    Futures Investment Corp.        9-01-07         900,000     Assignment of
                                                                interest in oil
                                                                and gas prospect
    Private Investors             6/07 - 9/07     2,580,000   CDN$0.10 per share
                                                 ----------
                                                  5,280,000
                                                 ==========

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
            --------------------------------------

      John Kinross-Kennedy served as Pinnacle's auditor for the year ended October 31, 2008 and the period from Pinnacle's inception (June 5, 2007) to October 31, 2007. The following table shows the aggregate fees billed to Pinnacle for these periods by Mr. Kinross-Kennedy:

                                      2008               2007
                                      ----               ----

Audit Fees                           $5,000             $4,800
Audit-Related Fees                       --                 --
Tax Fees                                 --                 --
All Other Fees                           --                 --

      Audit fees represent amounts billed for professional services rendered for the audit of Pinnacle's annual financial statements included as part of this report, as well as the audit of Pinnacle's financial statements and the review of its interim financial statements which were included as part of Pinnacle's registration statement on Form S-1. Before Mr. Kinross-Kennedy was engaged to render audit or non-audit services, the engagement was approved by Pinnacle's director. Pinnacle's director is of the opinion that the audit related fees charged by Mr. Kinross-Kennedy are consistent with Mr. Kinross-Kennedy maintaining his independence.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this Registration Statement:

Exhibit
Number   Exhibit Name
-------  ------------

3.1      Articles of Incorporation, as amended

3.2      Bylaws                                                          *

10.1     Agreement pertaining to acquisition of interest in oil
          and gas lease in Lincoln County, Oklahoma.                     *

10.2 Agreement pertaining to acquisition of interest in oil and gas property in Pawnee County, Oklahoma



* Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 (SEC File #333-148447).

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
       Pinnacle Energy Corp.
       333 Riverfront Avenue S.E., Suite 153
       Calgary, Alberta
       CANADA

I have audited the accompanying balance sheet of Pinnacle Energy Corp. as of October 31, 2008 and the related statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2008, and the results of its operations and its cash flows for year then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss of $61,262 since inception June 5, 2007 and has not yet commenced operations. This raises substantive doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.


John Kinross-Kennedy
Certified Public Accountant
Irvine, California
January 21, 2008

                              PINNACLE ENERGY CORP.
                          (A Development Stage Company)
                                  Balance Sheet

                                                 October 31,      October 31,
                                                    2008              2007
                                                ------------     ------------
ASSETS                                                            (Restated)
   Current Assets
      Cash at bank                              $     9,366      $    36,169
      Accounts Receivable                            19,006                -
      Subscriptions Receivable                                        18,000
                                                ------------     ------------
          Total Current Assets                       28,372           54,169
                                                ------------     ------------
      Property and Equipment
          Equipment                                 100,000          100,000
          Accumulated Depreciation                   10,000                -
                                                ------------     ------------
                                                     90,000          100,000
                                                ------------     ------------
      Other Assets
          Oil & Gas Leasehold Interest            1,190,000        1,190,000
                                                ------------     ------------
           TOTAL ASSETS                         $ 1,308,372      $ 1,344,169
                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities
      Current Liabilities
          Accounts Payable                      $         -      $     1,231
          Accrued Interest Payable                   13,333      $         -
                                                ------------     ------------
                                                     13,333            1,231
                                                ------------     ------------
      Notes Payable                               1,000,000                -
                                                ------------     ------------
           TOTAL LIABILITIES                      1,013,333            2,462
                                                ------------     ------------
   Shareholders' Equity (Deficit)
      Common Stock, par value $0.001,
       authorized 150,000,000 shares;
       issued and outstanding:
       15,840,000 shares as at October 31, 2007
       15,840,000 shares ast at October 31, 2008     15,840           15,840
      Additional Paid-In Capital                    340,461          340,461
      Deficit accumulated during the
       development stage                            (61,262)         (13,363)
                                                ------------     ------------
           TOTAL SHAREHOLDERS' EQUITY               295,039          342,938
                                                ------------     ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 1,308,372      $   345,400
                                                ============     ============

The accompanying Notes are an integral part of these financial statements

                              PINNACLE ENERGY CORP.
                          (A Development Stage Company)
                             Statement of Operations

                                                                                         For the Period
                           For the three     For the three    For the      For the five   of Inception
                           months ended      months ended    year ended    months ended   from June 5,
                                     October 31,                    October 31,           2007, through
                           -------------------------------   --------------------------    October 31,
                               2008              2007           2008           2007            2008
                               ----              ----           ----           ----      --------------
                                              (Restated)                    (Restated)
Revenue
 Natural Gas Production   $   29,993        $        -       $   50,651     $        -      $   50,651

Cost of Sales                      -                 -                -              -               -

Operating Income              29,993                 -           50,651              -          50,651

General and Administrative
   Expenses
   Professional Fees           1,165            11,500           17,965         11,500          29,465
   Consulting Fees            21,470                 -           36,334              -          36,334
   Occupancy Costs               476                 -            9,905              -           9,905
   Repairs & Maintenance           -             1,231                -          1,231           1,231
   Depreciation                7,500                             10,000              -          10,000
   Interest                   13,333                             13,333                         13,333
   Other General and
    Administrative Expenses      176               632           11,013            632          11,645
                         ------------      ------------     ------------   ------------    ------------
     Total General and
      Administrative
      Expenses                44,120            13,363           98,550         13,363         111,913
                         ------------      ------------     ------------   ------------    ------------
Net Loss                  $  (14,127)       $  (13,363)      $  (47,899)    $  (13,363)     $  (61,262)
                         ============      ============     ============   ============    ============
Loss Per Common Share:
   Basic and Diluted      $   (0.001)       $   (0.002)      $   (0.003)    $   (0.002)
                         ============      ============     ============   ============
Weighted Average Shares,
   Outstanding, Basic and
           Diluted:       15,840,000         9,641,739       15,840,000      7,653,649
                         ============      ============     ============   ============



The accompanying Notes are an integral part of these financial statements

                              PINNACLE ENERGY CORP.
                          (A Development Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------


                                                                                                      For the Period
                                                                                                       of Inception
                                      For the three   For the three      For the      For the five    from June 5,
                                      months ended    months ended      year ended      mo. ended      2007, through
                                        Oct. 31,        Oct. 31,         Oct. 31,        Oct. 31,        Oct. 31,
                                          2008            2007             2008            2007            2008
                                      -------------   -------------     ----------    -------------   --------------

Cash flows from operating
 activities:
  Net (Loss)                          $    (14,127)   $    (13,363)   $    (47,899)   $    (13,363)   $    (61,262)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Non-cash depreciation                      7,500               -          10,000               -          10,000
  Change in operating assets and
   liabilities:
    (Increase) Decrease in
     Accts Receivable                       (5,014)              -         (19,006)              -         (19,006)
    Increase (Decrease) in
     Accounts Payable                       (1,231)          1,231          (1,231)          1,231               -
    Increase (Decrease) in
     Accrued Interest                       13,333               -          13,333               -          13,333
                                      -------------   -------------   -------------   -------------   -------------
  Net cash (used by) operating
   activities                                  461         (12,132)        (44,803)        (12,132)        (56,935)
                                      -------------   -------------   -------------   -------------   -------------
 Cash flows from investing
 activities
  Acquisition of equipment                       -        (100,000)              -        (100,000)       (100,000)
  Acquisition of oil & gas
   working interest                     (1,000,000)       (190,000)     (1,000,000)       (190,000)     (1,190,000)
                                      -------------   -------------   -------------   -------------   -------------
  Net cash (used by) investing
   activities                           (1,000,000)       (290,000)     (1,000,000)       (290,000)     (1,290,000)
                                      -------------   -------------   -------------   -------------   -------------
 Cash flows from financing activities:
  Decrease Subscriptions Receivable              -         (18,000)         18,000         (18,000)              -
  Proceeds of Note Payable               1,000,000               -       1,000,000               -       1,000,000
  Common stock issued for assets                 -          90,000               -          90,000          90,000
  Common stock issued for cash                   -         266,301               -         266,301         266,301
                                      -------------   -------------   -------------   -------------   -------------
 Net cash (used) provided by
  financing activities                   1,000,000         338,301       1,018,000         338,301       1,356,301
                                      -------------   -------------   -------------   -------------   -------------
 Net increase (decrease) in cash               461          36,169         (26,803)         36,169           9,366

 Cash, beginning of the period               8,905               -          36,169               -               -
                                      -------------   -------------   -------------   -------------   -------------
 Cash, end of the period              $      9,366    $     36,169    $      9,366    $     36,169    $      9,366
                                      =============   =============   =============   =============   =============
 Supplemental cash flow disclosure:
   Interest paid                      $          -    $          -    $          -    $          -    $          -
                                      =============   =============   =============   =============   =============
   Taxes Paid                         $          -    $          -    $          -    $          -    $          -
                                      =============   =============   =============   =============   =============


The accompanying Notes are an integral part of these financial statements

                              PINNACLE ENERGY CORP.
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       Deficit
                                       Common Stock                   Accumulated      Total
                                   -------------------    Additional  during the   Shareholders'
                                   Number of               Paid-In    Development     Equity
                                   Shares       Amount     Capital       Stage       (Deficit)
                                   ---------    ------    ----------- -----------  -------------


 Inception, June 5, 2007                   -   $     -      $      -    $      -      $      -
  Common stock issued for cash
  at $0.096 per share September
  5, 2007                          2,580,000     2,580       245,721                   248,301
 Common stock issued for cash
  at $0.01 per share September
  5, 2007                          1,800,000     1,800        16,200                    18,000
 Common stock issued for oil
  and gas working interest at
  $0.10 per share September
  5, 2007                            900,000       900        89,100                    90,000
 Net loss for the period ended
  Oct. 31, 2007                                                          (13,363)      (13,363)
                                  ----------- ---------   -----------  ----------    ----------
 Balances, October 31, 2007        5,280,000  $  5,280    $  351,021   $ (13,363)    $ 342,938

 Forward stock split 3 for 1
  July 27, 2008                   10,560,000    10,560       (10,560)                        -
 Net loss for the year ended
  October  31, 2008                                                      (47,899)      (47,899)
                                  ----------- ---------   -----------  ----------    ----------
 Balances, October 31, 2008       15,840,000  $ 15,840    $  340,461   $ (61,262)    $ 295,039
                                  =========== =========   ===========  ==========    ==========




The accompanying Notes are an integral part of these financial statements

                              Pinnacle Energy Corp.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008

1.    Organization

      Gas Salvage Inc. (the "Company") was incorporated under the laws of the State of Nevada June 5, 2007. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The Company became engaged in the oil and gas industry. In July, 2008 the Company changed its name from Gas Salvage Corporation to Pinnacle Energy Corp.

      Current Business of the Company

      The Company purchased a 44.5% working interest (35.6% net revenue interest) in a producing gas well on 40 acres in Lincoln County, Oklahoma, known as Holmes #1. The well was initially shut in awaiting repairs to its Nitrogen Rejection Unit. The well was put into production in November, 2007. A geologist's report on December 18, 2007 indicated that the lease is selling between 85 and 100 MCF per day, however volumetric calculations of the Holmes Lease reservoir have not yet been performed. An examination as to whether the well warrants impairment based on expected revenue was not done at October 31, 20008 pending volumetric calculations.

      On September 1, 2008 the Company acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma for $1,000,000, payable September 1, 2013. Interest at an annual rate of 8% is due monthly. The Company has a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells and a 17% working interest (13.6% net revenue interest) in the remaining well.


                  Property Acquisition Costs:      Unproved

                   Holmes Lease                 $   190,000
                  Pawnee County Lease           $ 1,000,000
                                                  ---------
                                                $ 1,190,000
                                                  =========

2.    Summary of Significant Accounting Policies

    Basis of Presentation

    The financial statements of the Company have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

                              Pinnacle Energy Corp.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008

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

                              Pinnacle Energy Corp.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008

    Going Concern

    The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of $47,899 and a negative cash flow of $26,803 from operations in the year ended October 31, 2008. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

    Development-Stage Company

    The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred an operating loss of $64,262. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since June 5, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

                              Pinnacle Energy Corp.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008

    The Company has no potentially dilutive securities outstanding as of April 30, 2008.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the year ended October 31, 2008 and 2007. 2007 has been restated to reflect the 3 for 1 forward stock split of July, 2008

                                                          2008           2007
                                                          ----           ----
      Numerator:

      Basic and diluted net loss per share:
            Net Loss                                $   (47,899)    $   (13,363)

      Denominator

      Basic and diluted weighted average
        number of shares outstanding                 15,840,000       7,653,649

      Basic and Diluted Net Loss Per Share          $    (0.003)    $    (0.002)
      -------------------------------------

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

                              Pinnacle Energy Corp.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008

      The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. During the fiscal year ended October 31, 2008 the company did not record any impairment. Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

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

    The Company purchased a 50% interest in a skid mounted Nitrogen Rejection unit in October, 2005. The unit strips out excessive nitrogen and oxygen from gas wells to an acceptable level of contaminants in the gas stream. The unit is intended for use on the Company's gas wells. The unit commenced operations in November, 2007 under the control of the gas collection operator.

4.    Note Payable

      The Company issued a promissory note to Futures Investment Corporation on September 1, 2008 for $1,000,000 in payment for an oil and gas working interest in Pawnee County, Oklahoma. The note is payable on September 1, 2013. Interest is payable monthly at the rate of 8% simple interest.

5.    Commitments and Contingencies

      The company is committed to the following financial commitment over the next five years:

            Repayment of Note Payable   September 1, 2013:   $1,000,000.

                              Pinnacle Energy Corp.
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                October 31, 2008

6.    Capital Structure

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

    In July, 2008 a three-for-one forward split of the company's common stock was executed. Par Value of common stock was elected to remain unchanged at $0.001. At the same time authorized capital was increased to 150,000,000 common shares.

    As at October 31, 2008, the Company was authorized to issue 150,000,000 shares of $0.001 par common stock, of which 15,840,000 shares were issued and outstanding.

    The Company was also authorized to issue 5,000,000 shares of preferred stock, of which nil shares were issued and outstanding at October 31, 2008.

7.     Restated Financial Statements

     The Balance Sheet and Income Statement for the year ended October 31, 2007 were restated to reflect a retroactive change to issued and outstanding stock as a result of the 3 for 1 forward stock split of July, 2008. There was no affect on stockholders' equity.

8.    Legal Proceedings

    There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of January 2009.


                              PINNACLE ENERGY CORP.


                             By:     /s/ Nolan Weir
                                    -------------------------------------------
                                    Nolan Weir, President, Principal Financial
                                     Officer and Principal Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                  Date

 /s/ Nolan Weir                     Director             January 26, 2009
------------------------
Nolan Weir

                              PINNACLE ENERGY CORP.

                                    FORM 10-K

                                    EXHIBITS