Form 10-Q
period 2009-01-31
PINNACLE ENERGY CORP.
filed 2009-03-04
CIK 1422295

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

                                      OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number:  None

                              PINNACLE ENERGY CORP.
                ------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                       36-4613360
---------------------------                      ---------------------
State or other jurisdiction                         (IRS) Employer
    of incorporation                             Identification Number

                      Suite 153, 333 River Front Ave., S.E.
                                Calgary, Alberta
                                 Canada T2G 5R1
                     -------------------------------------
                     Address of principal executive offices

                                 (866) 822-0325
                     --------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
                     --------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing
requirements for the past 90 days.      Yes __X__       No ___
                   -

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

                              Yes ____           No __X__
                                                      -

         Class of Stock           No. Shares Outstanding          Date
         --------------           ----------------------          ----

             Common                      15,840,000         February 25, 2009

                           PINNACLE ENERGY CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                                     January 31,     October 31,
                                                        2009            2008
                                                     ---------------------------
ASSETS                                               (Unaudited)
   Current Assets
     Cash at bank                                    $   10,112      $    9,366
     Accounts Receivable                                      -          19,006
                                                     -----------     -----------
         Total Current Assets                        $   10,112      $   28,372
                                                     -----------     -----------
   Property and Equipment
     Equipment                                          100,000         100,000
     Accumulated Depreciation                           (12,500)        (10,000)
                                                     -----------     -----------
         Total property & Equipment                      87,500          90,000
                                                     -----------     -----------
   Other Assets
         Oil & Gas Leasehold Interest                 1,190,000       1,190,000
                                                     -----------     -----------
   Total Assets                                      $1,287,612      $1,308,372
                                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
    Accrued Interest Payable                             33,333          13,333
                                                     -----------     -----------
   Notes Payable                                      1,000,000       1,000,000
                                                     -----------     -----------
             Total Liabilities                        1,033,333       1,013,333
                                                     -----------     -----------
   Stockholders' Equity
    Common Stock, par value $0.001, authorized
     150,000,000 shares; issued and outstanding:
     15,840,000 shares as at October 31, 2008
     15,840,000 shares as at January 31, 2009            15,840          15,840
    Additional Paid-In Capital                          340,461         340,461
    Deficit accumulated during the development
     stage                                             (102,022)        (61,262)
                                                     -----------     -----------
            Total Stockholders' Equity                  254,279         295,039
                                                     -----------     -----------
   Total Liabilities and Stockholders' Equity        $1,287,612      $1,308,372
                                                     ===========     ===========

   The accompanying Notes are an integral part of these financial statements.

                           PINNACLE ENERGY CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
                                                                  For the Period
                                                                   of Inception
                                            For the three          from June 5,
                                            months ended           2007, through
                                             January 31,            January 31,
                                         -----------------------  --------------
                                           2009           2008         2009
                                         --------       --------  --------------

Revenues                                $   9,480      $   4,563    $  60,131

Cost of Sales                                   -              -            -
                                        ----------     ----------   ----------

Operating Income                            9,480          4,563       60,131
                                        ----------     ----------   ----------
General and Administrative Expenses
 Professional Fees                          1,125         15,050       30,590
 Consulting Fees                           21,356         14,864       57,690
 Occupancy Costs                            1,452          3,500       11,357
 Repairs & Maintenance                          -              -        1,231
 Depreciation                               2,500          1,250       12,500
 Other General and adminkistrative
  expenses                                  3,807          2,965       15,452
                                        ----------     ----------   ----------
Total General and administrative
  expenses                                 30,240         37,629      128,820
                                        ----------     ----------   ----------
Net Loss before other expenses            (20,760)       (33,066)     (68,689)

    Interest                              (20,000)             -      (33,333)
                                        ----------     ----------   ----------
Net Income (Loss)                         (40,760)       (33,066)    (102,022)
                                        ----------     ----------   ----------

Basic and dilutive earnings per share   $  (0.001)     $  (0.002)
                                        ==========     ==========

Weighted average number of shares
   outstanding, Basic and Diluted:      15,840,000     15,840,000
                                        ==========     ==========


   The accompanying Notes are an integral part of these financial statements.

                          PINNACLE ENERGY CORPORATION.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                        For the Period
                                                For the three months     of Inception
                                                  ended January 31,      from June 5,
                                               -----------------------  2007, through
                                                2009             2008   Oct. 31, 2009
                                               -----------------------  --------------

Cash flows from operating activities:
  Net (Loss)                                $  (40,760)     $  (33,066)   $ (102,022)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash depreciation                          2,500           1,250        12,500
  Change in operating assets and
   liabilities:
     (Increase) Decrease in Accts Receivable    19,006          (3,133)            -
     Increase (Decrease) in Accounts Payable                                       -
     Increase (Decrease) in Accrued Interest    20,000               -        33,333
                                            -----------     -----------   -----------
  Net cash provided by (used in)
     operating activities                          746         (34,949)      (56,189)
                                            -----------     -----------   -----------
Cash flows from investing activities
  Acquisition of equipment                           -               -      (100,000)
  Acquistion of oil & gas working interest           -               -    (1,190,000)
                                            -----------     -----------   -----------
  Net cash (used by) investing activities            -               -    (1,290,000)
                                            -----------     -----------   -----------
Cash flows from financing activities:
  Decrease Subscriptions Receivable                  -          18,000             -
  Proceeds of Note Payable                           -               -     1,000,000
  Common stock issued for assets                     -               -        90,000
  Common stock issued for cash                       -               -       266,301
                                            -----------     -----------   -----------
 Net cash  provided by financing activities          -          18,000     1,356,301
                                            -----------     -----------   -----------
 Net increase (decrease) in cash                   746         (16,949)       10,112
 Cash, beginning of the period                   9,366          36,169             -
                                            -----------     -----------   -----------
 Cash, end of the period                    $   10,112      $   19,220    $   10,112
                                            ===========     ===========   ===========
 Supplemental cash flow disclosure:
      Interest paid                         $        -      $        -    $        -
                                            ===========     ===========   ===========
      Taxes paid                            $        -      $        -    $        -
                                            ===========     ===========   ===========


   The accompanying Notes are an integral part of these financial statements.

                           PINNACLE ENERGY CORPORATION
                          (A Development Stage Company)
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                                                             Deficit
                                          Common Stock                     Accumulated     Total
                                    ------------------------   Additional   during the  Shareholders'
                                    Number of                    Paid-In   Development     Equity
                                    Shares            Amount     Capital       Stage      (Deficit)
                                    ----------       -------   ----------  -----------  -------------

Inception, June 5, 2007                     -      $       -   $       -    $       -     $       -
Common stock issued for cash
 at $0.096 per share
 September 5, 2007                  2,580,000          2,580     245,721                    248,301
Common stock issued for cash
 at $0.01 per share
 September 5, 2007                  1,800,000          1,800      16,200                     18,000
Common stock issued for oil
 and gas working interest at
 $0.10 per share Sep. 5, 2007         900,000            900      89,100                     90,000
Net loss for the period ended
 Oct. 31, 2007                                                                (13,363)      (13,363)
                                    ----------     ----------  ----------   ----------    ----------
Balances, October 31, 2007          5,280,000      $   5,280   $ 351,021    $ (13,363)    $ 342,938

Forward stock split 3 for 1
 July 27, 2008                     10,560,000         10,560     (10,560)                         -
Net loss for the year ended
 October 31, 2008                                                             (47,899)      (47,899)
                                    ----------     ----------  ----------   ----------    ----------
Balances, October 31, 2008         15,840,000      $  15,840   $ 340,461    $ (61,262)    $ 295,039

Net loss for the 3 mo. ended
 Jan. 31, 2009                                                                (40,760)      (40,760)
                                    ----------     ----------  ----------   ----------    ----------
Balances, January 31, 2009         15,840,000      $  15,840   $ 340,461    $(102,022)    $ 254,279
                                   ===========     ==========  ==========   ==========    ==========


   The accompanying Notes are an integral part of these financial statements.

                           Pinnacle Energy Corporation
                         (A Developmental Stage Company)
                          Notes to Financial Statements
                                January 31, 2009

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

      Current Business of the Company

      The Company purchased a 44.5% leasehold interest (35.6% net revenue interest) in a producing gas well on 40 acres in Lincoln County, Oklahoma, known as Holmes #1. The well was initially shut in awaiting repairs to its Nitrogen Rejection Unit. The well was put into production in November, 2007. A geologist's report on December 18, 2007 indicated that the lease is selling between 85 and 100 MCF per day, however volumetric calculations of the Holmes Lease reservoir have not yet been performed. An examination as to whether the well warrants impairment based on expected revenue was not done at October 31, 2008 pending volumetric calculations.

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


                  Property Acquisition Costs:   Unproved

                   Holmes Lease                 $   190,000
                  Pawnee County Lease           $ 1,000,000
                                                -----------

                                                $ 1,190,000
                                                ===========

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

    Fair Value of Financial Instruments
    -----------------------------------

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of January 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

    Income Taxes
    ------------

    The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, including loss carryforwards. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

    Going Concern
    -------------

    The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of $40,760, however a minimal cash flow of $746 from operations in the first quarter ended January 31, 2009. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

    Development-Stage Company
    -------------------------

    The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management's intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred an operating loss of $102,022. The Company's working capital has been generated through the sales of common stock. Management has provided financial data since June 5, 2007, "Inception", in the financial statements, as a means to provide readers of the Company's financial information to make informed investment decisions.

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

    The Company has no potentially dilutive securities outstanding as of January 31, 2009.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended January 31, 2009 and 2008.

                                                          2009           2008
                                                          ----           ----
      Numerator:
      ----------

      Basic and diluted net loss per share:
      Net Loss                                        $ (40,760)      $ (33,066)

      Denominator
      -----------

      Basic and diluted weighted average
        number of shares outstanding                 15,840,000      15,840,000


      Basic and Diluted Net Loss Per Share           $   (0.001)      $  (0.002)
      ------------------------------------

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

      The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields. Since acquisition of the fields in September 2007 and September 2008 the company has not recorded any impairment, pending volumetric calculations. Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved reserves, respectively.

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

5.  Commitments and Contingencies

    The Company is committed to the following financial commitment over the next five years:

            $1,000,000, 8% Note Payable:

            Annual interest:                  $80,000
            Repayment September 1, 2013:   $1,000,000

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

    In July 2008 a three-for-one forward split of the Company's common stock was approved by the Company's directors. The par value of the Company's common stock remained unchanged at $0.001. At the same time authorized capital was increased to 150,000,000 common shares.

    As at January 31, 2009 the Company was authorized to issue 150,000,000 shares of $0.001 par common stock, of which 15,840,000 shares were issued and outstanding.

    The Company was also authorized to issue 5,000,000 shares of preferred stock, of which none were issued and outstanding at January 31, 2009.

7.    Legal Proceedings

    There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

8.  Stock Split

    The issued and outstanding shares and weighted average shares outstanding in the financial statements as of January 31, 2008 were restated to reflect retroactively the three-for-one forward stock split of July 27, 2008.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements, which are included elsewhere in this report.

      Pinnacle was incorporated on June 5, 2007. In September 2007 Pinnacle acquired a 44.5% working interest (35.6% net revenue interest) in a gas well located in Lincoln County, Oklahoma for $100,000 in cash and 900,000 shares of its restricted common stock. At the time it acquired its interest in the gas well, Pinnacle also acquired, for $100,000, a 50% interest in a portable unit which reduces the amount of nitrogen and oxygen from the gas produced by the well. The gas well was put into production in November 2007. As of January 31, 2009 the well was shut in and awaiting repairs.

      On August 27, 2008 Pinnacle acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma. Pinnacle has a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells , and a 17% working interest (13.6% net revenue interest) in the remaining well.

      As of January 31, 2009 five wells were producing ten barrels of oil and eight MCF of gas per day, net to Pinnacle's interest. The sixth well is being used as a salt water disposal well.

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

      In August 2008 Pinnacle acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma. The price for Pinnacle's interest in the six wells was $1,000,000. The purchase price requires monthly interest payments at 8% per year until September 1, 2013, at which time the entire $1,000,000 is due.

      Pinnacle's material sources and (uses) of cash during the three months ended January 31, 2009 and 2008 were:

                                                                2008       2007
                                                                ----       ----

            Cash provided by (used in) operations               $746   $(34,949)
            Sale of common stock                                  --     18,000
            Use of cash on hand at beginning of period           n/a     16,949

       As of January 31, 2009 Pinnacle had cash on hand of approximately
$10,000.

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

Contractual Obligations
-----------------------

      As of January 31, 2009 Pinnacle did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Pinnacle's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Pinnacle on a timely basis, or if available, on acceptable terms.

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

      There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that have affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                          PINNACLE ENERGY CORP.


Date:  March 3, 2009                      /s/ Nolan Weir
                                          ------------------------------
                                          Nolan Weir, President, Principal
                                          Financial Officer and Principal
                                          Accounting Officer