Form 10-Q
period 2009-04-30
PINNACLE ENERGY CORP.
filed 2009-06-22
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number:  333-148447

PINNACLE ENERGY CORP.
------------------------------------------------
(Exact name of Registrant as specified in its charter)

Nevada                                       36-4613360
---------------------------                      ---------------------
State or other jurisdiction                         (IRS) Employer
of incorporation                             Identification Number

29377 Rancho California Rd., Suite 204
Temecula, CA 92591
-------------------------------------
Address of principal executive offices

(951) 676-4900
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

Yes ____           No __X__
                                                      -

Class of Stock           No. Shares Outstanding                                                                                               Date
--------------                            ----------------------                                         ----

Common                      15,840,000                                                                                  May 31, 2009

PINNACLE ENERGY CORPORATION
(A Development Stage Company)
Balance Sheet

	April 30	October 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash at bank	$ 3,541	$ 9,366
Accounts Receivable	-	19,006
Total Current Assets	$ 3,541	28,372.00
Property and Equipment
Equipment	100,000	100,000
Accumulated Depreciation	(15,000)	(10,000)
Total property & Equipment	85,000	90,000
Other Assets
Oil & Gas Leasehold Interest	1,190,000	1,190,000

Total Assets	$ 1,278,541	$ 1,308,372

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued Interest Payable	53,335	13,333

Notes Payable	1,000,000	1,000,000

Total Liabilities	1,053,335	1,013,333

Stockholders' Equity
Common Stock, par value $0.001,
authorized 150,000,000 shares; issued and outstanding:
15,840,000 shares as at October 31, 2008
15,840,000 shares ast at January 31, 2009	15,840	15,840
Additional Paid-In Capital	340,461	340,461
Deficit accumulated during the development stage	(131,095)	(61,262)

Total Stockholders' Equity	225,206	295,039

Total Liabilities and Stockholers' Equity	$ 1,278,541	$ 1,308,372

The accompanying Notes are in integral part of these financial statements

PINNACLE ENERGY CORPORATION
(A Development Stage Company)
Statement of Operations
(Unaudited)
					For the Period
					of Inception
					from June 5,
	For the three months ended		For the six months ended		2007, through
	April 30		April 30		January 31,
	2009	2008	2009	2008	2009

Revenues	$ 7,869	$ 4,363	$17,348	$ 8,926	$ 67,999

Cost of Sales	-	-	-	-	-

Operating Income	7,869	4,363	17,349	8,926	67,999

General and Administrative Expenses
Professional Fees	2,990	900	4,115	15,950	33,580
Consulting Fees	7,871	-	28,133	14,864	64,467
Occupancy Costs	476	2,500	1,929	6,000	11,834
Repairs & Maintenance	-	-	-	-	1,231
Depreciation	2,500	1,250	5,000	2,500	15,000
Other General and administrative expenses	3,105	6,579	8,005	9,544	19,649

Total General and Administrative
Expenses	16,942	11,229	47,182	48,858	145,761

Net Loss before Other
Expenses	(9,073)	(6,866)	(29,833)	(39,932)	(77,762)

Interest	(20,000)	-	(40,000)	-	(53,333)

Net Income (Loss)	$(29,073)	$(6,866)	$(69,833)	$(39,932)	$ (131,095)

Basic and dilutive loss per share	$(0.001)	$(0.000)	$(0.002)	$ (0.003)

Weighted average number of
common shares outstanding	15,840,000	15,840,000	15,840,000	15,840,000

The accompanying Notes are in integral part of these financial statements

PINNACLE ENERGY CORPORATION.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the Period
			of Inception
	For the six months ended		from June 5,
	April 30,		2007, through
	2009	2008	April 30, 2009

Cash flows from operating activities:
Net (Loss)	$ (69,833)	$ (39,932)	$ (131,095)
Adjustments to reconcile net loss to
net cash used by operating activities:
Non-cash depreciation	5,000	2,500	15,000
Change in operating assets and liabilities:
(Increase) Decrease in Accts Receivable	19,006	(5,912)	-
Increase (Decrease) in Accounts Payable			-
Increase (Decrease) in Accrued Interest	40,000	-	53,335
Net cash (used by) operating activities	(5,827)	(43,344)	(62,760)

Cash flows from investing activities
Acquisition of equipment	-	-	(100,000)
Acquistion of oil & gas working interest	-	-	(1,190,000)
Net cash (used by) investing activities	-	-	(1,290,000)

Cash flows from financing activities:
Decrease Subscriptions Receivable	-	18,000	-
Proceeds of Note Payable	-	-	1,000,000
Common stock issued for assets	-	-	90,000
Common stock issued for cash	-	-	266,301
Net cash (used) provided by
financing activities	-	18,000	1,356,301

Net increase (decrease) in cash	(5,827)	(25,344)	3,541
Cash, beginning of the period	9,368	36,169	-

Cash, end of the period	$ 3,541	$ 10,825	$ 3,541

Supplemental cash flow disclosure:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying Notes are in integral part of these financial statements

PINNACLE ENERGY CORPORATION
(A Development Stage Company)
Statement of Stockholders' Equity
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception, June 5, 2007	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.096 per
share September 5, 2007	2,580,000	2,580	245,721		248,301
Common stock issued for cash at $0.01 per
share September 5, 2007	1,800,000	1,800	16,200		18,000
Common stock issued for oil and gas working
interest at $0.10 per share Sep. 5, 2007	900,000	900	89,100		90,000
Net loss for the period ended Oct. 31, 2007				(13,363)	(13,363)

Balances, October 31, 2007	5,280,000	$ 5,280	$351,021	$ (13,363)	$ 342,938

Forward stock split 3 for 1 July 27, 2008	10,560,000	10,560	(10,560)		-
Net loss for the year ended October 31, 2008				(47,899)	(47,899)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$ (61,262)	$ 295,039

Net loss for the 6 mo. ended Jan. 31, 2009				(69,833)	(69,833)

Balances, January 31, 2009	15,840,000	$15,840	$340,461	$(131,095)	$ 225,206

The accompanying Notes are in integral part of these financial statements

Pinnacle Energy Corporation
(A Developmental Stage Company)
Notes to Financial Statements
April 30, 2009
(Unaudited)

1.	Basis of Presentation and Nature of Operations

The interim financial statements as of and for the 6 months ended 4/30/2009 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s October 31, 2008 report.   The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for the six month period ended April 30, 2009 are not necessarily indicative of results for the entire year ending October 31, 2009.

Organization

The Company was incorporated as Gas Salvage, Inc. under the laws of the State of Nevada June 5, 2007. The Company was organized for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America.  The company became engaged in the oil and gas industry. In July, 2008 the Company changed its name to Pinnacle Energy Corporation.

Current Business of the Company

The Company purchased a 44.5% leasehold interest (35.6% net revenue interest) in a producing gas well on 40 acres in Lincoln County, Oklahoma, known as Holmes #1.  The well was initially shut in awaiting repairs to its Nitrogen Rejection Unit.  The well was put into production in November, 2007.  A geologist’s report on December 18, 2007 indicated that the lease is selling between 85 and 100 MCF per day, however volumetric calculations of the Holmes Lease reservoir have not yet been performed.  An examination as to whether the well warrants impairment based on expected revenue hinges upon performance of volumetric calculations.

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

                                     $ 1,190,000

2.    Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of January 31, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, including loss crryforwards.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated a deferred tax credit through net operating loss carryforward.  However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined as follows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The company experienced a loss of $69,833 in the first six months of the current fiscal year.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS.  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 5, 2007. Since inception, the Company has incurred an operating loss of $131,095. The Company’s working capital has been generated through the sales of common stock and limited oil and gas revenue.  Management has provided financial data since June 5, 2007, “Inception”, in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

 2009                                                  2008

Numerator:

Basic and diluted net loss per share:

      Net Loss                                                                $ (69,833)                                       $ (39,932)

Denominator

Basic and diluted weighted average

  number of shares outstanding                                         15,840,000                                      15,840,000

Basic and Diluted Net Loss Per Share $ (0.002)	$ (0.003)

Accounting for Oil and Gas Producing Activities

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

If after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense.  It’s costs can however, continue to be capitalized if a sufficient quantity of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made assessing the reserves and the well’s economic and operating feasibility.  The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value.

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

The Costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the company’s experience of successful operations.

Oil and Gas Revenue Recognition

The company applies the sales method of accounting for natural gas revenue.  Under thus method, revenues are recognized based on the actual volume of natural gas sold to purchasers.  Revenue from the sale of gas is reported by the gas gathering company monthly and paid two months in arrears.

3.           Property and Equipment

Equipment                                $100,000

The Company purchased a 50% interest in a skid mounted Nitrogen Rejection unit in October, 2005. The unit strips out excessive nitrogen and oxygen from gas wells to an acceptable  level of contaminants in the gas stream.  The unit is intended for use on the Company’s gas wells.  The unit commenced operations in November, 2007 under the control of the gas collection operator.

4.           Note Payable

The Company issued a promissory note to Futures Investment Corporation on September 1, 2008 for $1,000,000 in payment for an oil and gas working interest in Pawnee County, Oklahoma.  The note is payable on September 1, 2013.  Interest is payable monthly at the rate of 8% simple interest.

5.           Commitments and Contingencies

The company is committed to the following financial commitment over the next five years:

$1,000,000, 8% Note Payable:

Annual interest:                                                                     $80,000

Repayment September 1, 2013:                                            $1,000,000.

8.	Restatements

The issued and outstanding shares and weighted average shares outstanding in the financial statements of April 30, 2008 were restated to reflect retroactively the three-for-one forward stock split of July 27, 2008.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At April 30, 2009, we had working capital of $(49,794) compared to working deficit of $(15,039) at October 31, 2008.  At April 30, 2009, our total assets consisted of $1,190,000 in oil and gas leasehold interests, $3,541 in cash and $100,000 in equipment less $15,000 in depreciation, compared to total assets consisted of $1,190,000 in oil and gas leasehold interests, $100,000 in equipment less $10,000 in depreciation, $19006 in accounts receivable and $9,366 in cash, as of December 31, 2007.

At April 30, 2009, our total current liabilities increased to $53,335 as compared with $13,333 at October 31, 2008.

Our revenues for the three months ended April 30, 2008 were $7,869 compared to $4,363 during the same period from the previous year. We posted a net loss of $(29,073) for the quarter ended April 30, 2009, compared to a net loss of $(6,866) for the quarter ended April 30, 2009.  The increase in our net loss was mainly attributable to $20,000 in interest expense compared to no interest expense in the period from the prior year and an increase in professional fees to $2,990 from $900 and consulting fees of $7,871 compared to no consulting fees from the period for the prior year. Such increased expenses were partially offset by a decrease in other general and administrative expenses to $3,105 from $6,579.

Our revenues for the six month period ended April 30, 2009 were $17,348 compared to $8,926 for the same period from the previous year. We posted a net los of $(69833) for the six month period ended April 30, 2009, compared to a net loss of $(39,932) for the same period from the previous year. The increase in our net loss for this six month period was attributable to $40,000 in interest expense compared to no interest expense for the six-month period from the prior year. We also incurred increased consulting fees to $28,133 from $14,864 and increased depreciation to $5,000 from $2,500. These increases were offset by a decrease in professional fees to $4,115 from $15,950 and occupancy costs to $1,929 from $6,000.

From inception to April 30, 2009, we have incurred losses of $(131,095).  The principal components of losses since inception were consulting fees of $64,467, interest expense of $53,333, professional fees of $33,580, other general and administrative expenses of $19,649 and depreciation of $15,000.

Pinnacle does not anticipate that it will need to hire any employees during the twelve month period ending April 30, 2010.

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

Contractual Obligations
-----------------------

As of April 30, 2009 Pinnacle did not have any material capital commitments, other than funding its operating losses. It is anticipated that any capital commitments that may occur will be financed principally through the sale of shares of Pinnacle's common stock or other equity securities. However, there can be no assurance that additional capital resources and financings will be available to Pinnacle on a timely basis, or if available, on acceptable terms.

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

                                          PINNACLE ENERGY CORP.

Date:  June 22, 2009       /s/ W. Scott Lawler
                                          ------------------------------
                                          W. Scott Lawler, President, Principal
                                          Financial Officer and Principal
                                          Accounting Officer