Form 10-Q
period 2009-07-31
PINNACLE ENERGY CORP.
filed 2009-09-17
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 333-148447

PINNACLE ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	36-4613360
(State of Incorporation)	(IRS Employer Ident. No.)

30950 Rancho Viejo Road, Suite 120 San Juan Capistrano, CA	92675
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number: (949) 373-7282

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports) .
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of equity as of September 16, 2009: 11,165,000 shares of common stock, par value $0.001 per share.

PINNACLE ENERGY CORP.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – July 31, 2009 (Unaudited) and October 31, 2008	1

	Statements of Operations - (Unaudited) Three and Nine Months Ended July 31, 2009 and 2008 and for the period of inception, from June 5, 2007 through July 31, 2009	2

	Statements of Cash Flows - (Unaudited) Nine Months Ended July 31, 2009 and 2008 and for the period of inception, from June 5, 2007 through July 31, 2009	3

	Statements of Stockholders Equity (Unaudited) – For the Period Ended July 31, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

iii

PINNACLE ENERGY CORP.
(A Development Stage Company)
Balance Sheets

	April 30	October 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$9,366
Accounts Receivable	-	19,006
Total Current Assets	-	28,372
Property and Equipment
Equipment	-	100,000
Accumulated Depreciation	-	(10,000)
Total Property & Equipment	-	90,000
Other Assets
Oil & Gas Leasehold Interest	1,000,000	1,190,000

Total Assets	$1,000,000	$1,308,372

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	19,685	-
Accrued Salary and Payroll Taxes	16,737	-
Accrued Interest Payable	73,335	13,333
Total Current Liabilities	109,757	13,333

Notes Payable	1,000,000	1,000,000

Total Liabilities	1,109,757	1,013,333

Stockholders' Equity (Deficit)
Common Stock, par value $0.001, 150,000,000 shares authorized 11,140,000 shares issued and outstanding at July 31, 2009 and, 15,840,000 shares issued and outstanding at October 31, 2008	11,140	15,840
Additional Paid-In Capital	724,661	340,461
Deficit accumulated during the development stage	(845,558)	(61,262)

Total Stockholders' Equity (Deficit)	(109,757)	295,039

Total Liabilities and Stockholers' Equity (Deficit)	$1,000,000	$1,308,372

See accompanying notes to financial statements

PINNACLE ENERGY CORP.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the Period
					of Inception
	For the		For the		from June 5,
	Three Months Ended		Nine Months Ended		2007, through
	July 31,		July 31,		July 31,
	2009	2008	2009	2008	2009

Revenues	$-	$872	$17,348	$9,798	$67,999
Cost of Sales	-	-	-	-	-
Operating Income	-	872	17,348	9,798	67,999

Operating Expenses
Professional Fees	13,406	850	17,341	16,800	46,986
Consulting	10,000	-	38,133	14,864	74,467
Stock Based Compensation	379,500	-	379,500	-	379,500
Depreciation	2,500	1,250	7,500	3,750	17,500
Impairment of Oil &					-
Gas Working Interest	190,000	-	190,000	-	190,000
Impairment of Fixed Assets	82,500	-	82,500	-	82,500
Other General and					-
Administrative Expenses	16,557	4,722	26,670	20,266	49,271

Total Operating Expenses	694,463	6,822	741,644	55,680	840,224

Net Loss before Other Expenses	(694,463)	(5,950)	(724,296)	(45,882)	(772,225)

Interest Expense	(20,000)	-	(60,000)	-	(73,333)

Net Loss	$(714,463)	$(5,950)	$(784,296)	$(45,882)	$(845,558)

Basic and Dilutive Net Loss
Per Share	$(0.050)	$(0.000)	$(0.051)	$(0.003)

Weighted average number of common
shares outstanding, basic and diluted	14,205,217	15,840,000	15,289,084	15,840,000

See accompanying notes to financial statements

PINNACLE ENERGY CORP.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the Period
			of Inception
	Nine Months Ended		from June 5,
	July 31,		2007, through
	2009	2008	July 31, 2009
Cash flows from operating activities:
Net Loss	$(784,296)	$(45,882)	$(845,558)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation Expense	7,500	3,750	17,500
Impairment of Fixed Assets	82,500	-	82,500
Impairment of Oil & Gas Interests	190,000	-	190,000
Stock Based Compensation	379,500	-	379,500
Change in operating assets and liabilities:
Accounts Receivable	19,006	(3,132)	-
Accounts Payable	19,685	-	19,685
Accrued Salary and Payroll Taxes	16,737	-	16,737
Accrued Interest Payable	60,002	-	73,335
Net cash used in operating activities	(9,366)	(45,264)	(66,301)

Cash flows from investing activities
Equipment	-	-	(100,000)
Oil & Gas Working Interest	-	-	(100,000)
Net cash used in investing activities	-	-	(200,000)

Cash flows from financing activities:
Decrease in Subscriptions Receivable	-	18,000	-
Common stock issued for cash	-	-	266,301
Net cash provided by financing activities	-	18,000	266,301

Net increase (decrease) in cash	$(9,366)	$(27,264)	$-
Cash, beginning of the period	$9,366	$36,169	$-

Cash, end of the period	$-	$8,905	$-

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

See accompanying notes to financial statements

PINNACLE ENERGY CORP.
(A Development Stage Company)
Statement of Shareholders' Equity
(Unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Inception, June 5, 2007	-	$-	$-	$-	$-
Common stock issued for cash on
September 5, 2007 at $0.032 per share	7,740,000	7,740	240,561	-	248,301
Common stock issued for cash on
September 5, 2007 at $0.003 per share	5,400,000	5,400	12,600	-	18,000
Common stock issued for oil and gas working
interest on September 5, 2007 at $0.033 per share	2,700,000	2,700	87,300	-	90,000
Net loss for the period ended October 31, 2007	-	-	-	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$(13,363)	$342,938

Net loss for the year ended October 31, 2008	-	-	-	(47,899)	(47,899)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$(61,262)	$295,039

Retirement of common shares on June 29, 2009	(5,250,000)	(5,250)	5,250	-	-
Common stock issued for services on
June 29, 2009 at $0.69 per share	500,000	500	344,500	-	345,000
Common stock issued for services on
June 29, 2009 at $0.69 per share	50,000	50	34,450	-	34,500
Net loss for the nine months ended July 31, 2009	-	-	-	(784,296)	(784,296)

Balances, July 31, 2009	11,140,000	$11,140	$724,661	$(845,558)	$(109,757)

See accompanying notes to financial statements

Pinnacle Energy Corp.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 8-03 of Regulation S-X.  Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended October 31, 2008 included in our Form 10-K filed with the SEC on January 29, 2009.  The accompanying financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America.  The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

Organization

The Company was incorporated in the State of Nevada on June 5, 2007, as Gas Salvage, Inc.  In July 2008, the Company changed its name to Pinnacle Energy Corp. In July 2009, the Company announced that it would transition out of the oil and gas business and into the renewable energy property acquisition and management business.  As of September 16, 2009, the Company had not made this transition in business focus and had no plans to pursue a renewable energy business. Accordingly, it remains in the business of acquiring and developing oil and gas properties.

On July 27, 2008, the Company completed a three-for-one stock split of the Company’s common stock.  The share and per-share information disclosed within this Form 10-Q reflect the completion of this stock split.

Business Overview

The Company is in the business of acquiring and developing oil and gas properties.

In September 2007, the Company acquired a 44.5% leasehold interest (35.6% net revenue interest) in a producing gas well on 40 acres in Lincoln County, Oklahoma, known as Holmes #1.  The gas well drilled was put into production in November, 2007.  At the time the Company acquired its interest in Holmes #1, the Company also acquired, for $100,000, a 50% interest in a portable nitrogen rejection unit.

The Holmes #1 well has been shut down awaiting repairs to its nitrogen rejection unit.  A geologist’s report dated December 18, 2007 indicated that the lease was selling between 85 and 100 MCF per day, however volumetric calculations of the Holmes #1 reservoir have not yet been performed.  An examination as to whether the well warrants impairment based on expected revenue was not done at October 31, 2008 pending volumetric calculations.   The unamortized acquisition cost remained on the balance sheet during the production period, since volumetric calculations were not completed.    The well dried up in 2009 and the Company determined this well was fully impaired as of July 31, 2009, and accordingly, the Company recorded an impairment charge of $190,000 on the Holmes well and an impairment charge on equipment of $82,500 during the three and nine months ended July 31, 2009 which is reflected in the statement of operations.

On September 1, 2008 the Company acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma for $1,000,000, payable September 1, 2013.  Interest at an annual rate of 8% is due monthly. The working interests consist of a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells and a 17% working interest (13.6% net revenue interest) in the remaining well.  Volumetric calculations of the wells have not yet been performed.  An examination as to whether the wells warrant impairment based on expected revenue hinges upon performance of volumetric calculations.

Property Acquisition Costs:	Unproved

Pawnee County Lease	$1,000,000

Total	$1,000,000

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss of $714,463 during the three months ended July 31, 2009, and an accumulated deficit of $845,558 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through sales of common stock and or a debt financing.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at July 31, 2009 or October 31, 2008.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of July 31, 2009 and October 31, 2008, there were no deposits in excess of federally insured limits.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of July 31, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable, accrued expenses and notes payable.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets.  The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review.  If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock-Based Compensation

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts.  Prior periods presented are not required to be restated.  The Company adopted FAS 123R as of January 1, 2006 and applied the standard using the modified prospective method.  The Company has not issued any stock options.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS  No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 5, 2007. Since inception, the Company has incurred an operating loss of $845,558. The Company’s working capital has been primarily generated through the sales of common stock as well as revenue from its wells.  Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of July 31, 2009 and 2008.

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008

Net Loss	$(714,463)	$(5,950)	$(784,296)	$(45,882)

Basic and Dilutive Net Loss Per Share	$(0.050)	$(0.000)	$(0.051)	$(0.003)

Weighted average number of common shares outstanding, basic and diluted	14,205,217	15,840,000	15,289,084	15,840,000

The weighted average number of shares included in the calculation above are post-split.

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

The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.  During the fiscal year ended October 31, 2008 the company did not record any impairment. During the three and nine months ended July 31, 2009, the Company determined the Holmes well was impaired as of July 31, 2009 and accordingly, the Company recorded an impairment charge of $190,000 on the Holmes well and an impairment charge on equipment of $82,500 during the three and nine months ended July 31, 2009 which is reflected in the statement of operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

The Company purchased a 50% interest in a skid mounted nitrogen rejection unit in October, 2005 for $100,000. The unit strips out excessive nitrogen and oxygen from gas wells to an acceptable level of contaminants in the gas stream.  The unit was used on the Company’s gas wells commencing November, 2007.  As of July 31, 2009, the equipment was determined to be inoperable and an impairment charge on equipment of $82,500 was recorded during the three and nine months ended July 31, 2009.

NOTE 4 - RELATED PARTY TRANSACTIONS

Nolan Weir, former sole officer and director of the Company, returned 5,250,000 common shares to the Company on June 29, 2009.  The shares were then cancelled.   The transaction was recorded at par value.

On June 29, 2009, the Company entered into a Support Services Agreement with Strands Management Company, LLC (“Strands”).  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Strands.  David Walters, the Company’s Chief Executive Officer and Chairman, owns a 50% interest and is a managing member of Strands.   Under the Support Services Agreement, Strands will provide the Company with financial management services, facilities and administrative services, and other services as agreed by the parties.  Under the Support Services Agreement, the Company will pay to Strands monthly cash fees of $10,000 for the services.  The Company also issued 50,000 shares of the Company’s common stock to Mr. Szot pursuant to the Support Services Agreement with Strands.  The initial term of the Support Services Agreement expires June 28, 2010.  The Company incurred $10,000 in consulting fees and $34,500 in stock based compensation under the terms of the agreement for the three and nine months ended July 31, 2009.  As of July 31, 2009, $10,000 is outstanding under the agreement.

On June 29, 2009, the Company entered into an employment agreement with David Walters, the Company’s Chief Executive Officer and Chairman.  Pursuant to the employment agreement, the Company issued 500,000 shares of the Company’s common stock to Messrs Walters.  Under the employment agreement, the Company will also pay Mr. Walters an annual base salary of $180,000.   The initial term of the employment agreement expires June 28, 2010.  The Company incurred $15,000 in wages expense and $345,000 in stock based compensation under the terms of the agreement for the three and nine months ended July 31, 2009.  As of July 31, 2009, $15,000 is outstanding under the agreement.

NOTE 5 – NOTE PAYABLE

The Company issued a promissory note to Futures Investment Corporation on September 1, 2008 for $1,000,000 as payment for an oil and gas working interest in Pawnee County, Oklahoma.  The note is payable on September 1, 2013.  Interest is payable monthly at the rate of 8% simple interest.  The Company is currently in default on the note, as the Company has not made the monthly interest payments.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business.  These agreements call for expense reimbursement and various payments upon performance of services.  See Note 4 for further discussion.

Legal

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At October 31, 2009, there were 15,840,000 shares issued and outstanding.  At July 31, 2009, there were 11,140,000 shares issued and outstanding.

In July 2008, the Company completed a three-for-one stock split of the Company’s common stock.

Nolan Weir, former sole officer and director of the Company, returned 5,250,000 common shares to the Company on June 29, 2009.  The shares were then cancelled.   The transaction was recorded at par value.

On June 29, 2009, the Company entered into a Support Services Agreement with Strands Management Company, LLC.  Matt Szot, the Company’s Chief Financial Officer, Treasurer, and Secretary, is the Chief Financial Officer of Strands.  David Walters, the Company’s Chief Executive Officer and Chairman, owns a 50% interest and is a managing member of Strands.   Pursuant to the Support Services Agreement, the Company agreed to issue 50,000 shares of the Company’s common stock to Mr. Szot.  Accordingly, the Company recorded a stock based compensation charge of $34,500 ($0.69 per common share) which is included in the statement of operations for the three and nine months ended July 31, 2009.  See Note 4 for further discussion.

On June 29, 2009, the Company entered into a employment agreement with David Walters, the Company’s Chief Executive Officer and Chairman.  Pursuant to the employment agreement, the Company issued 500,000 shares of the Company’s common stock to Mr. Walters.  Accordingly, the Company recorded a stock based compensation charge of $345,000 ($0.69 per common share) which is included in the statement of operations for the three and nine months ended July 31, 2009.  See Note 4 for further discussion.

NOTE 8 – SUBSEQUENT EVENTS

On September 11, 2009, the Company entered into a stock purchase agreement with an accredited investor for the sale of 52,083 shares of its common stock at a purchase price of $0.48 per share.  The sale closed on September 11, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to Pinnacle Energy Corp, a Nevada corporation.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  The inclusion of the forward-looking statements should not be regarded as a representation by us, or any other person, that such forward-looking statements will be achieved.  You should be aware that any forward-looking statement made by us in this Quarterly Report on Form 10-Q, or elsewhere, speaks only as of the date on which we make it. We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise.  In light of the foregoing, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

We are in the business of acquiring and developing of oil and gas properties.

In September 2007, we acquired a 44.5% leasehold interest (35.6% net revenue interest) in a producing gas well on 40 acres in Lincoln County, Oklahoma, known as Holmes #1.  The gas well drilled was put into production in November, 2007.

The well dried up in 2009 and we determined this well was fully impaired as of July 31, 2009.  Accordingly, we recorded an impairment charge of $190,000 on the Holmes well and an impairment charge on equipment of $82,500 during the three and nine months ended July 31, 2009 which is reflected in our statement of operations.

On September 1, 2008, we acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma for $1,000,000 in the form of a note payable September 1, 2013.  The working interests consist of a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells and a 17% working interest (13.6% net revenue interest) in the remaining well.  Volumetric calculations of the wells have not yet been performed.  An examination as to whether the wells warrant impairment based on expected revenue hinges upon performance of volumetric calculations.

RESULTS OF OPERATIONS

The factors that most significantly affect our results of operations will be (i) the sale prices of crude oil and natural gas, (ii) the amount of production from oil or gas wells in which we have an interest, and (iii) and lease operating expenses. Our revenues will also be significantly impacted by our ability to maintain or increase oil or gas production through exploration and development activities.

The prices we receive for sales of crude oil and natural gas may fluctuate significantly from period to period, reflecting market uncertainty regarding the inability of the Organization of Petroleum Exporting Countries to control the production of its member countries, as well as concerns related to the global supply and demand for crude oil. The gas prices we receive will fluctuate with changes in the spot market price for gas.

Changes in natural gas and crude oil prices will significantly affect the revenues and cash flow of our wells and the value of our oil and gas properties. Declines in the prices of crude oil and natural gas could have a material adverse effect on the success of our operations and activities, recoupment of the costs of acquiring, developing and producing our wells and profitability.  We are unable to predict whether the prices of crude oil and natural gas will rise, stabilize or decline in the future.

Other than the foregoing, we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales, revenues or expenses.

As we execute our business plan in the fiscal year ending October 31, 2010, we expect to incur a substantial amount of operating expenses that have not been incurred or reflected in our historical results of operations, including: consulting and expenses for personnel, operations, and professional fees. We also expect that we will continue to incur stock based compensation charges in future periods as we will likely issue equity awards as a form of compensation to management and other professional service providers.

Results of Operations

Three Months Ended July 31, 2009, Compared to Three Months Ended July 31, 2008

Revenues

Revenue for the three months ended July 31, 2009 totaled $0 compared to $872 for the comparable period in the prior year.  Under-performance of our wells was the driver of the decrease in the current period.  We do not expect to generate revenues from our existing wells for the remainder of fiscal year ending October 31, 2009.

Operating Expenses

Operating expenses totaled $694,463 for the three months ended July 31, 2009 compared to $6,822 for the comparable period in the prior year.  The current period operating expenses primarily consist of $379,500 of stock based compensation charges for the issuance of common stock to our Chief Executive Officer and Chief Financial Officer as well as a $190,000 impairment charge on the Holmes well and an impairment charge on equipment of $82,500.  Operating expenses for the current period also consisted of $13,406 of professional fees, $10,000 of consulting fees, and $16,557 of other general and administrative expenses.

Interest Expense

Interest expense for the three months ended July 31, 2009 totaled $20,000 and represents three months of interest expense on the $1,000,000 note payable entered into on September 1, 2008.  There was no interest expense in the comparable period in the prior year.

Nine Months Ended July 31, 2009, Compared to Nine Months Ended July 31, 2008

Revenues

Revenue for the nine months ended July 31, 2009 totaled $17,348 compared to $9,798 for the comparable period in the prior year.  We do not expect to generate revenues from our existing wells for the remainder of fiscal year ending October 31, 2009.

Operating Expenses

Operating expenses totaled $741,644 for the nine months ended July 31, 2009 compared to $55,680 for the comparable period in the prior year.  The current period operating expenses primarily consist of $379,500 of stock based compensation charges for the issuance of common stock to the Company’s Chief Executive Officer and Chief Financial Officer as well as a $190,000 impairment charge on the Holmes well and an impairment charge on equipment of $82,500.  Operating expenses for the current period also consisted of $17,341 of professional fees, $38,133 of consulting fees, and $26,670 of other general and administrative expenses.

Interest Expense

Interest expense for the nine months ended July 31, 2009 totaled $60,000 and represents nine months of interest expense on the $1,000,000 note payable entered into on September 1, 2008.  There was no interest expense in the comparable period in the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses of $714,463 and $784,296 for the three and nine months ended July 31, 2009, respectively, and have an accumulated deficit of $845,558 at July 31, 2009.  At July 31, 2009, we had cash and cash equivalents of $0 and $1,000,000 in oil and gas leasehold interests.

We have not yet established a source of revenues to cover our operating costs and to allow us to continue as a going concern.  We do not expect to generate any additional revenues for the remainder of the fiscal year ending October 31, 2009. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, significant additional capital resources.  Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

The business of exploring, extracting and distributing oil and gas is capital intensive.  Execution of our business strategy will require substantial capital investment in the short-term and in future periods.

We issued a promissory note to Futures Investment Corporation on September 1, 2008 for $1,000,000 as payment for an oil and gas working interest in Pawnee County, Oklahoma.  The note is payable on September 1, 2013.  Interest is payable monthly at the rate of 8% simple interest.  We are currently in default on the note, as we have not made the monthly interest payments.

On September 11, 2009, we completed the sale of 52,083 shares of our common stock at a purchase price of $0.48 per share, or $25,000 in net proceeds to us.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending October 31, 2009.  We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease or delay development of our operations, sell assets or our business may fail.   In each such case, the holders of our common stock would lose all or most of their investment.

Off-Balance Sheet Arrangements

As of July 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates is critical to an understanding of our financials.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Issuance of Shares for Non-Cash Consideration

We account for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.  During the fiscal year ended October 31, 2008 the company did not record any impairment. During the three and nine months ended July 31, 2009, the Company determined the Holmes well was impaired as of July 31, 2009 and accordingly, the Company recorded an impairment charge of $190,000 on the Holmes well and an impairment charge on equipment of $82,500 during the three and nine months ended July 31, 2009 which is reflected in the statement of operations.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement.  As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of nonperformance for a liability.  The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 related to financial assets and liabilities did not have a material impact on the Company's financial statements.  We are currently evaluating the impact, if any, that SFAS No. 157 may have on our future financial statements related to non-financial assets and liabilities.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues.  FSP No. 157-3 is effective immediately, and applies to the Company’s July 31, 2009 financial statements.  We have concluded that the application of FSP No. 157-3 did not have a material impact on our financial position and results of operations as of and for the three and nine months ended July 31, 2009.

On February 15, 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of SFAS 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in SFAS 159 are elective; however, an amendment to SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141(R) did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial position or results of operations.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4T.                   Controls and Procedures.

Evaluation of Disclosure and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

On September 11, 2009, we entered into a stock purchase agreement with an accredited investor for the sale of 52,083 shares of our common stock at a purchase price of $0.48 per share.  The sale closed on September 11, 2009.  The private placement of common stock was offered and sold in reliance on the exemption from registration provided by Section 4(2) the Securities Act of 1933, as amended

Item 3.                      Defaults Upon Senior Securities.

We issued a promissory note to Futures Investment Corporation on September 1, 2008 for $1,000,000 as payment for an oil and gas working interest in Pawnee County, Oklahoma.  The note is payable on September 1, 2013.  Interest is payable monthly at the rate of 8% simple interest.  We are currently in default on the note, as we have not made the monthly interest payments.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

No.	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 17, 2009		Pinnacle Energy Corp.

By:	/s/ David Walters
David Walters, Chief Executive Officer

By:	/s/ Matt Szot
Matt Szot, Chief Financial Officer

EXHIBIT INDEX

No.	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*