Form 10-K
period 2009-10-31
PINNACLE ENERGY CORP.
filed 2010-02-12
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 333-148447

Pinnacle Energy Corp.
(Exact name of registrant as specified in its charter)

NEVADA	36-4613360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30950 Rancho Viejo Road, Suite 120 San Juan Capistrano, California	92675
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 373-7286

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer ☐

Non-accelerated Filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 10, 2010:  $2,582,899

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

As of February 10, 2010, 23,201,937 shares of the Registrant’s Common Stock were outstanding.

Pinnacle Energy Corp.

FORM 10-K
For the Fiscal Year Ended October 31, 2009

INDEX

i

PART I

Item 1.          Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results; developments in our markets and strategic focus; intellectual property; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Risk Factors” in Item 1.A. of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

Information regarding market and industry statistics contained in this Form 10-K is included based on information available to us that we believe is accurate.  It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Form 10-K.  We do not assume any obligation to update any forward-looking statement.  As a result, investors should not place undue reliance on these forward-looking statements.

General

We design, manufacture and sell component parts for new and used commercial aircraft and military aircraft, space vehicles, power plants and surface and undersea vessels.  Our initial products are self-lubricating spherical bearings that help with several flight-critical tasks, including aircraft flight controls and landing gear.   To date, our operations have focused on product design and engineering.  We have not commenced commercial manufacture or sales of our products.

Our strategy is to leverage our product design and engineering expertise and assets to form joint venture or other business relationships with local partners in markets outside the United States who will provide manufacturing, sales and distribution capabilities.  Our initial target markets are China, India and the Middle East.  Additionally, we plan to establish a small manufacturing facility in the United States to provide component parts to military weapon systems and small quantities of products with accelerated delivery schedules to commercial aerospace end users.

We believe our strategy will permit us to compete more effectively with our larger competitors, who generally have greater financial resources, by:

•	Reducing our capital requirements by focusing on the design and engineering portions of the value chain

•	Utilizing our partners’ established raw material access, manufacturing facilities and sales and distribution networks

•	Entering emerging international markets that have little in-country component parts manufacturing capacity and little established competition

•
Taking advantage of local sales “offset” regulations that require aircraft original equipment manufacturers (OEMs) such as Airbus and Boeing to procure and utilize local made components for incorporation into products sold

•
Partnering with existing aerospace companies and investors within our initial target markets to provide us with working capital, political and economic resources and regional business and cultural expertise

We currently have no joint venture or other business relationship in place for the manufacture or sale of our products.

Company History

We were initially incorporated in the State of Nevada in June 2007, as Gas Salvage Corp. for the purpose of engaging in the exploration and development of oil and gas.  In July 2008, we changed our name to Pinnacle Energy Corp. and completed a three-for-one forward stock split.

On February 1, 2010, we completed our acquisition of the aircraft component part design, engineering and manufacturing business of Harbin Aerospace Company, LLC (“HAC”).  The transaction was structured as an asset acquisition in exchange for:

•	8,000,000 million shares of our common stock.
•
A Series A common stock purchase warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.50 per share.   The Series A warrant becomes exercisable on the date that we recognize revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015.

•
A Series B common stock purchase warrant to purchase 4,000,000 shares of our common stock at an exercise price of $1.00 per share.   The Series B warrant becomes exercisable on the date that we recognize revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018.

•
The assumption by us of (a) $260,000 of obligations under a convertible note and (b) other obligations and liabilities in the amount of approximately $200,000.    The convertible note assumed by us does not bear interest and becomes payable on March 12, 2011.   The note is convertible into shares of our common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.

Following completion of the HAC acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interest in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.

Products

Our product designs address over 3,000 component parts that we intend to make for use in new and used commercial aircraft and military aircraft, space vehicles, power plants and surface and undersea vessels.  Our initial products will be self-lubricating spherical bearings that help with several flight critical tasks, including aircraft flight controls and landing gear.  Spherical bearings, facilitate proper power transmission from one plane surface to another, provide for articulation of mating parts and reduce friction.

Customers and Market

We plan to supply bearings for use in commercial, military and private aircraft, naval vessels, power plants, wind turbines and sophisticated commercial applications.  Commercial aerospace customers generally require precision products, often of special materials, made to unique designs and specifications.  Our initial target markets are China, India and the Middle East.    Additionally, we plan to establish a small manufacturing facility in the United States to provide component parts to military weapon systems and small quantities of products with accelerated delivery schedules to commercial aerospace end users.  Our potential customers include large aerospace companies such as Airbus, Boeing, Embraer, COMAC, General Electric, Rolls Royce, Pratt & Whitney, Honeywell and various aftermarket channels.

Manufacturing and Operations

We have not commenced commercial manufacture of our products.  Our current strategy is to form joint ventures or other business relationships with local partners in markets outside the United States who will provide raw materials access and manufacturing capabilities.

We plan to establish a manufacturing facility in China and form a joint venture company to produce bearings in China to satisfy both China’s domestic and international markets.  Additionally, we plan to establish a small manufacturing facility in the United States to provide component parts to military weapon systems and small quantities of products with accelerated delivery schedules to commercial aerospace end users.  We currently have no such joint venture or other business relationship in place for the manufacture or sale of our products.

Sales, Marketing and Distribution

We have not commenced commercial sales of our products. All distribution will be conducted through facilities located in the United States.  Our current strategy is to form joint ventures or other business relationships with local partners in markets outside the United States who will provide sales, marketing, and manufacturing capabilities. We currently have a letter of intent with a major Chinese aerospace company in place to establish a manufacturing and marketing relationship.  The letter of intent is non-binding.

We expect to supplement the sales activities of our local-market joint ventures with direct sales efforts by our executive management and internal sales staff.

Competition

The niche markets within the aerospace industry that we plan to serve are relatively fragmented and we face several competitors for many of the products and services we provide. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in our product offerings range in size from divisions of large public corporations that have significantly greater financial, technological and marketing resources than we do, to small privately-held entities, with only one or two components in their entire product portfolios.

We expect to compete on the basis of engineering, manufacturing and marketing high quality products which we meet or exceed the performance and maintenance requirements of our customers, consistent and timely delivery, and superior customer service and support.   Additionally, we plan to take advantage of established long term relationships and sales “offset” regulations (in China and our other target markets) that require aircraft OEMs such as Airbus and Boeing to procure and utilize local made components for incorporation into products sold.

We are not aware of any competitors who have existing manufacturing facilities in China, our initial target market.

Regulations and Laws

The commercial aircraft component industry is highly regulated by both the Federal Aviation Authority or “FAA” in the United States and by the Joint Aviation Authorities in Europe and other agencies throughout the world. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in many cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models.

We must also satisfy the requirements of our customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations.

In addition, sales of many of our products that will be used on aircraft owned by non-U.S. entities are subject to compliance with U.S. export control laws.  Our management believes that none of the products we intend to design or manufacture currently are listed as restricted commodities on the U.S. Commerce Control List (“CCL”) and that  none of the products nor the technology to manufacture the products currently are subject to export license requirements from any agency of the United States federal government.

Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances.

Intellectual Property

We have various trade secrets, proprietary information and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business.

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for non-compliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2010.

Employees

We have one employee as of February 10, 2010.  We believe that our future success will depend, in part, on our ability to attract, hire and retain qualified personnel with knowledge of the Aerospace component industry.

Item 1A.          Risk Factors.

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Pinnacle Energy Corp. and our business.

Risks Relating to Our Company and Business

We are an early-stage business that has not generated revenues from its current operations, our securities are considered highly speculative.

Our securities are highly speculative because we are an early-stage business that has not generated revenue from our current operations. We have largely been engaged in the business of oil and gas exploration and only recently entered the aircraft component market.   To date, we have not commenced commercial manufacture or sales of our aircraft component products.  Accordingly, we have not generated any revenues from these operations nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Our revenues and our business in the future will be dependent upon, among other things, customer acceptance of our products and executing our business strategy of establishing joint ventures or other business relationships with local partners in markets outside the United States who will provide manufacturing, sales and distribution capabilities.  There is no assurance we will be successful in generating revenues from our aircraft component business.

We have a history of losses and expect our costs to increase in the near-term.

From inception through to October 31, 2009, we have incurred aggregate losses of $951,206. Our loss from continuing operations for the fiscal year ended October 31, 2009 was $606,809 and our loss from discontinued operations was $283,137.  There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the demand for our products, and the level of competition and general economic conditions.. As we try to build our aircraft component business, we expect a significant increase in our operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we generate significant revenue from the sale of our products.

Our business is capital intensive; We will need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Our business strategy will require substantial capital investment in future periods.  We require capital for, among other purposes, product design and engineering, establishing joint venture or other business relationships with local market partners outside the United States, and maintaining compliance with environmental laws and regulations. Because cash generated internally is not sufficient to fund capital requirements in 2010, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be available on attractive terms.

Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund operations.  In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	investors' perceptions of, and demand for, aircraft component products;

•	conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows;

•	governmental regulation; and

•	economic, political and other conditions in the United States and other countries.

Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

If we fail to generate sufficient cash flow from operations in future periods or to obtain required capital in the future, we could be forced to reduce or delay capital expenditures, sell assets or restructure or refinance our indebtedness, or our business may fail.

Our business strategy is dependent on our ability to establish local market joint ventures outside the United States

A critical element of our business strategy is to establish joint venture or other business relationships with local partners in markets outside the United States who will provide manufacturing and sales capabilities.  There is no assurance that we will be successful in establishing joint venture or other business relationships with local partners on terms acceptable to us.

In addition, our reliance on local market partners and joint venture structures will expose us to several risks, including:  limited or reduced operational control over foreign market operations, limited or reduced ability to control capital requirements of or cash flows from foreign operations and the risk that our partners misappropriate our proprietary technology.

We heavily depend on our Chief Executive Officer, William McKay.

Our success of heavily depends upon the personal efforts and abilities of William McKay, our Chief Executive Officer.  If Mr. McKay were to leave unexpectedly; we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of Mr. McKay as he has specialized knowledge and skills with respect to our business. We cannot be certain that we will be able to retain Mr. McKay in the future. The loss of Mr. McKay could have a material adverse effect on our business and operations and cause us to expend significant resources in finding a replacement, which could cause the value of our Common Stock to decline or become worthless.

Our ability to execute our business plan depends on our ability to attract and retain additional qualified personnel.

We currently have one employee, our Chief Executive Officer, William McKay.  Execution of our business plan will depend upon our ability to attract and retain skilled personnel with experience in the aircraft component part industry.  There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled and experienced employees. Further, we cannot guarantee that any employee will remain employed by us for any definite period of time.  Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our requirements. Our inability to hire or retain sufficient personnel at competitive rates or the loss of personnel could impair the growth of our business.

The bearing industry is highly competitive, and competition could reduce our profitability or limit our ability to grow.

The global bearing industry is highly competitive, and we compete with several U.S. and non-U.S. companies.  We compete primarily based on product qualifications, product line breadth, service and price. Certain competitors may be better able to manage costs than us or may have greater financial resources than we have. Due to the competitiveness in the bearing industry we may not be able to increase prices for our products to cover increases in our costs, and we may face pressure to reduce prices, which could materially reduce our revenues, gross margin and profitability. Competitive factors, including changes in market penetration, increased price competition and the introduction of new products and technology by existing and new competitors could result in a material reduction in our revenues and profitability.

Weakness in the commercial aerospace industry, as well as the cyclical nature of our customers' businesses generally, could materially reduce our revenues and profitability.

The commercial aerospace industry is cyclical and tends to decline in response to overall declines in industrial production. Margins are highly sensitive to demand cycles, and our potential customers historically have tended to delay large capital projects during economic downturns. As a result, our business also will be cyclical, and the demand for our products by these customers depends, in part, on overall levels of industrial production, general economic conditions and business confidence levels. Downward economic cycles have affected our customers and historically reduced sales of our aircraft component products. Any future material weakness in demand in the commercial aerospace industry could materially reduce our revenues and profitability.

Fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability.

Our business (and those of our foreign joint ventures) will be dependent on the availability and costs of energy resources and raw materials, particularly steel, generally in the form of specialty stainless and chrome steel, which are specialized steel products used almost exclusively in the aerospace industry. The availability and prices of raw materials and energy sources may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels.  Accordingly, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. Disruptions in the supply of raw materials and energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials or energy resources from other sources, which could thereby affect our net sales and profitability.

Our products are subject to certain approvals and qualification, and the failure to obtain such approvals and qualification would materially reduce our revenues and profitability.

Obtaining product approvals from regulatory agencies and customers is essential to servicing the aerospace market. We will require a substantial number of product approvals to enable us to provide products we intend to manufacture and sell. In the United States, product approvals are typically issued by designated OEMs who are Production Approval Holders of FAA approved aircraft. These Production Approval Holders provide quality control oversight and generally limit the number of suppliers directly servicing the commercial aerospace new parts market. Regulations enacted by the FAA provide for an independent process (the PMA process), which enables suppliers who conform to FAA PMA requirements, to sell products to the aftermarket, irrespective of whether the supplier is an approved supplier to the OEM for original equipment or products. Our foreign sales may be subject to similar approvals or U.S. export control restrictions, however, our management believes that there are no currently existing export restrictions for the products we wish to sell.

The PMA process is unavailable in China and therefore the manufacturing facility we intend to establish  in China will be unable to obtain PMA.  All PMA approval will be done through our facilities in the United States, even though the parts may be manufactured in China.  Our manufacturing facility in China will be eligible for qualification to various OEM parts designs and manufacturing methods, as well as to SAE facility qualification for the production of SAE-AS spherical bearings.  Qualification standards are rigorous and parts manufactured at such facilities must meet various qualification testing criteria.

If we (or our joint venture partners) are unable to obtain necessary product approvals or qualification it could result in lost sales and materially reduce our revenues and profitability.

Unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns.

Our manufacturing processes (and those of our joint venture partners) will be dependent upon critical pieces of equipment, such as presses, turning and grinding equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In addition to equipment failures, our facilities also will be subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, earthquakes or violent weather conditions. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures or catastrophes. Interruptions in production capabilities will inevitably increase our production costs and reduce sales and earnings for the affected period.

Our international operations will be subject to risks inherent in such activities.

Our business strategy is to form joint venture or other business relationships in markets outside the U.S., including China, India and the Middle East.  Accordingly, we anticipate that some of our revenues will be generated from foreign operations.  Our foreign operations will be subject to the risks inherent in such activities such as: currency devaluations, logistical and communications challenges, costs of complying with a variety of foreign laws and regulations, greater difficulties in protecting and maintaining our rights to intellectual property, difficulty in staffing and managing geographically diverse operations, acts of terrorism or war or other acts that may cause social disruption which are difficult to quantify or predict and general economic conditions in these foreign markets. Our international operations may be negatively impacted by changes in government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation.

Currency translation risks may have a material impact on our results of operations.

Our international operations will likely utilize a local currency as their functional currency. Foreign currency transaction gains and losses are included in earnings. Foreign currency transaction exposure arises primarily from the transfer of foreign currency from one subsidiary to another and to foreign currency denominated trade receivables. Unrealized currency translation gains and losses are recognized upon translation of the foreign subsidiaries' balance sheets to U.S. dollars. Because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies will likely have an impact on our earnings.

We may incur material losses for product liability and recall related claims.

Our aircraft component part business is subject to a risk of product and recall related liability in the event that the failure, use or misuse of any of our products results in personal injury, death, or property damage or our products do not conform to our customers' specifications. If one of our products is found to be defective, or otherwise results in a product recall, significant claims may be brought against us.  To date, we have not commenced commercial sales of our products and we do not currently maintain product liability insurance coverage for product liability.   Any product liability or recall related claims may result in material losses related to these claims and a corresponding reduction in our cash flow and net income.

Environmental regulations may impose substantial costs and limitations on our operations.

We are subject to various federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. These laws and regulations could subject us to material costs and liabilities, including compliance costs, civil and criminal fines imposed for failure to comply with these laws and regulatory and litigation costs.

Our proprietary rights are valuable, and any inability to protect them could adversely affect our business and results of operations; in addition, we may be subject to infringement claims by third parties.

Our ability to compete effectively is dependent upon our ability to protect and preserve the intellectual property and other proprietary rights and materials owned, licensed or otherwise used by us. We do not have any U.S. or foreign patents, trademark registrations or U.S. copyright registrations (or trademark and patent applications pending).  Although we have attempted to protect our intellectual property and other proprietary rights both in the United States and in foreign countries through a combination of trade secret protection and non-disclosure agreements, these steps may be insufficient to prevent unauthorized use of our intellectual property and other proprietary rights, particularly in foreign countries where the protection available for such intellectual property and other proprietary rights may be limited. We cannot assure you that any of our intellectual property or trade secrets will not be misappropriated or otherwise become known to or independently developed by competitors. We may not have adequate remedies available for any such unauthorized use. We cannot assure you that we will be able to deter current and former employees, contractors or other parties from breaching confidentiality obligations and misappropriating trade secrets. In addition, we may become subject to claims which could require us to pay damages or limit our ability to use certain intellectual property and other proprietary rights found to be in violation of a third party's rights, and, in the event such litigation is successful, we may be unable to use such intellectual property and other proprietary rights at all or on reasonable terms. Regardless of its outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could result in increased litigation related expenses, the loss of intellectual property rights or payment of money or other damages, which may result in lost sales and reduced cash flow and decrease our net income.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and new rules subsequently implemented by the SEC have required changes in the corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2009 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Terrorist attacks and threat may negatively affect our business, financial condition and results of operations.

Terrorist attacks and threats may negatively affect our business, financial condition and results of operations.  Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war.  Future terrorist attacks against United States targets, rumors or threats of such attacks, or  trade disruptions affecting our customers may materially adversely affect our operations.  As a result, there could be delays or losses in transportation and deliveries of products to our customers, decreased sales of our products and extension of time for payment of accounts receivable from our customers.  It is possible that any, or a combination, of these occurrences could have a materially adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Common Stock

Some of our  officers and directors beneficially own a substantial percentage of our outstanding common stock, which gives them control over certain major decisions on which our stockholders may vote, which may discourage an acquisition of us.

Our Chairman and Chief Executive Officer and a member of our Board of Directors, beneficially own, approximately 34% and 19% of our outstanding common stock, respectively  The interests of our  officers and directors may differ from the interests of other stockholders, and they may, by virtue of their ownership stake, be able to exert substantial influence or otherwise control many corporate actions requiring stockholder approval, including the following actions:

•	electing or defeating the election of directors;

•	amending or preventing amendment of our articles of incorporation or bylaws;

•	effecting or preventing a merger, sale of assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the stockholders for vote.

The stock ownership of our officers and directors may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Provisions of our Articles of Incorporation, our Bylaws and Nevada law could delay or prevent a change in control of us, which could adversely affect the price of our common stock.

Our articles of incorporation, our bylaws and Nevada law could delay, defer or prevent a change in control of us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and the rights of our stockholders. For example, our Articles of Incorporation permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board of directors. We are also subject provisions of the Nevada control share laws that may limit voting rights in shares representing a controlling interest in us.  These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our stockholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board.  The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because our operations currently are, expected to be primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds, if any are available, from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our common stock may be deemed a “penny stock”, which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to non-Nasdaq listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our common stock and intend to retain our future earnings, if any, to support operations and to finance expansion. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of up to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of February 10, 2010, we had an aggregate of 126,798,063 shares of our common stock and 5,000,000 shares of our preferred stock authorized but unissued.  Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 2.          Description of Properties.

As of February 10, 2010, our corporate offices are located at 30950 Rancho Viejo Rd #120, San Juan Capistrano, California 92675 in a shared office space with Cardiff Partners, LLC (“Cardiff”).  David Walters, our director, is a managing member, and 50% owner, of Cardiff.   We currently are not assessed any rental charges for the use of this space.

The premises used during the year ended October 31, 2009 were provided to us without charge.  We have reviewed the estimated fair market value of the rent for the space used and concluded it to be immaterial to the financial statements individually and taken as a whole, as such, no expense for rent has been recorded for the period shown.

We do not currently own or lease any real property.

Item 3.          Legal Proceedings.

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.          Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2009.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters.

Our common stock began trading on the OTC Electronic Bulletin Board in August 2008.  Prior to that time, there was no established trading market for our common stock.

Our common stock currently is quoted on the OTC Electronic Bulletin Board under the symbol “PENC”. The following table indicates the quarterly high and low trading prices for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending October 31, 2009 and October 31, 2008. Such inter-dealer quotations do not necessarily represent actual transactions and do not reflect retail mark-ups, mark-downs or commissions.

	Sales Price
	High	Low
Fiscal 2008
1st Quarter	n/a	n/a
2nd Quarter	n/a	n/a
3rd Quarter	n/a	n/a
4th Quarter	$1.20	$1.05

	Sales Price
	High	Low
Fiscal 2009
1st Quarter	$1.26	$0.41
2nd Quarter	$0.68	$0.20
3rd Quarter	$0.75	$0.31
4th Quarter	$0.53	$0.31

There were 13 holders of record of our common stock as of February 10, 2010.  The last sale price for our common stock as reported on February 10, 2010 was $0.24.

We did not pay dividends on our common stock for the fiscal year ended October 31, 2009 and have no plans to do so in the foreseeable future.

We do not have an equity compensation plan.

Item 6.          Selected Financial Data.

Not applicable.

Item 7.          Management’s Discussion and Analysis or Plan of Operations.

“Safe Harbor” Statement under the Private Litigation Reform Act of 1995

This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled “Risk Factors” in Item 1.A. and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview

We design, manufacture and sell aircraft component parts for both new and used commercial aircraft and military aircraft, space vehicles, power plants and surface and undersea vessels.  Our initial products are self-lubricating spherical bearings that help with several flight-critical tasks, including aircraft flight controls and landing gear.   To date, our operations have focused on product design and engineering.  We have not commenced commercial manufacture or sales of our products.

Our strategy is to leverage our product design and engineering expertise and assets to form joint venture or other business relationships with local partners in markets outside the United States who will provide manufacturing, sales and distribution capabilities.  Our initial target markets are China, India and the Middle East.  Additionally, we plan to establish a small manufacturing facility in the United States to provide component parts to military weapon systems and small quantities of products with accelerated delivery schedules to commercial aerospace end users.

Our aircraft component business was acquired on February 1, 2010 and is not reflected in our historical financial statements for the fiscal years ended October 31, 2009 and 2008.

As we execute our business strategy in the fiscal year ending October 31, 2010, we expect to incur a substantial amount of operating expenses that have not been incurred or reflected in our historical results of operations, including: expenses for personnel, operations, and professional fees. We also expect that we will continue to incur stock based compensation charges in future periods as we will likely issue equity awards as a form of compensation to management, vendors  and other professional service providers.

Results of Operations

Fiscal Year Ended October 31, 2009, Compared to Fiscal Year Ended October 31, 2008

Revenues

We have only recently entered the aerospace component business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the third quarter of fiscal year 2010.  Revenues from our oil and gas business have been retroactively reclassified to the loss from discontinued operations on the statement of operations.

Operating Expenses

Operating expenses from continuing operations totaled $526,809 for the fiscal year ended October 31, 2009 compared to $2,568 for the comparable period in the prior year.  The current year operating expenses primarily consist of a non-cash stock based compensation charge recorded of $379,500 for the 50,000 shares of our common stock issued pursuant to our Support Services Agreement with Cardiff Partners, LLC and 500,000 shares of our common stock issued pursuant to an employment agreement with David Walters, our Director and former Chief Executive Officer. Operating expenses for the fiscal year ended October 31, 2009 also include $40,000 of consulting fees, $28,856 of other professional fees, and $78,453 of other general and administrative expenses.

We recently changed our principal business to the aerospace component business, and expect to continue to incur operating expenses to pursue our business plan.

Loss from Discontinued Operations

Following completion of the HAC acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interest in exchange for cancellation of all obligations under an outstanding promissory note.

Pursuant to FASB standards, we have retro-actively presented our oil and gas business as discontinued operations.  We incurred losses from discontinued operations of $283,137 and $31,996 for the fiscal year ended October 31, 2009 and 2008, respectively.  Our loss from discontinued operations since inception through October 31, 2009, totaled $328,496.  Prior year financial statements have been restated to present the discontinued operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses from continuing operations of $606,809 and $15,901 for the years ended October 31, 2009 and 2008, respectively and have an accumulated deficit of $951,206 at October 31, 2009.  At October 31, 2009, we had cash and cash equivalents of $7,417.

We have not yet established a source of revenues to cover our operating costs and to allow us to continue as a going concern.  We do not expect to generate any revenues until at least the third quarter of fiscal year 2010.  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, significant additional capital resources.  Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

The aircraft component part business is capital intensive.  Execution of our business strategy will require substantial capital investment in the short-term and in future periods.  We require capital for, among other purposes, designing and engineering our products and establishing joint venture or other business relationships for the manufacture and distribution of our products.

Because cash generated internally is not sufficient to fund capital requirements in 2010, we will require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be available on attractive terms.

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending October 31, 2010.  We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease or delay development of our operations, sell assets or our business may fail.   In each such case, the holders of our common stock would lose all or most of their investment.  Please see “Risk Factors” for information regarding the risks related to our financial condition.

Critical Accounting Policies and Estimates

The accounting policies and the use of accounting estimates are set forth in the footnotes to the audited financial statements. In preparing our financial statements, we must select and apply various accounting policies. Our most significant policies are described in Note 2 – Significant Accounting Policies set forth in the notes to the audited financial statements. In order to apply our accounting policies, we often need to make estimates based on judgments about future events. In making such estimates, we rely on historical experience, market and other conditions, and on assumptions that we believe to be reasonable. However, the estimation process is by its nature uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our results of operations, financial condition and changes in financial condition may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or to take other corrective actions, either of which may also have a material effect on our results of operations, financial condition or changes in financial condition. Members of our senior management have discussed the development and selection of our critical accounting estimates, and our disclosure regarding them, with the board of directors, and do so on a regular basis.

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

Issuance of Shares for Non-Cash Consideration

We account for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.  Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

 Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  We adopted the standard as of inception and applied the standard using the modified prospective method.  We have not issued any stock options.

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on our financial statements.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition. See Note 9 for disclosures regarding our subsequent events.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the our results of operations or financial condition.

Off-Balance Sheet Arrangements

As of October 31, 2009, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Quantitative and Qualitative Disclosures About Market Risk

 We do not have any material exposure to market risk associated with our cash and cash equivalents. Our note payables are at a fixed rate and, thus, are not exposed to interest rate risk.

Item 8.          Financial Statements.

The information required by this item is included on pages F-1 through F-7.

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.       Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.   In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to Pinnacle Energy Corp. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

          Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

          Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2009.

We continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended October 31, 2010.

          This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

Item 9B.       Other Information

Not applicable.

PART III

Item 10.          Directors and Executive Officers of Pinnacle Energy Corp.

The following table presents information with respect to our directors and executive officers.

Name	Age	Position

William McKay	55	Chairman of the Board of Directors and
		Chief Executive Officer

Matt Szot	35	Chief Financial Officer, Secretary and Treasurer

David Walters	47	Director

Directors

WILLIAM MCKAY
Mr. McKay has served as our Chief Executive Officer and Chairman of our Board of Directors since February 1, 2010.   He has twenty-five years experience in the aerospace/manufacturing industry, holding many senior management positions including General Counsel, General Manager, Manufacturing Manager, COO and CEO of both private and public companies.   From March 2009 through February 2010, Mr. McKay was the founder and Chief Executive Officer of Harbin Aerospace Company, LLC, an aircraft component part design, engineering and manufacturing company.   Prior to forming Harbin, he was an aerospace industry consultant involved in aerospace projects in China and other aspects of the industry (2008 to 2009).   From 2006 to 2008, Mr. McKay served as Chief Operating Officer for Acromil Corporation, an aerospace structural component manufacturing company.   Prior to Acromil, Mr. McKay served (from 1986 to 2006) in a variety of senior management roles with Southwest Products Company, a specialized engineering consulting firm and designer and manufacturer of plain spherical bearings used primarily in aerospace, naval and sophisticated commercial applications.  He started as General Counsel (1986), and was promoted to Executive Vice President and General Manager (1987) and Chief Executive Officer (1991). As part of the acquisition of Southwest Products Company by Sunbase Asia, Inc., a Hong Kong-based aerospace company, Mr. McKay also took on the role of President-CEO of Sunbase Asia. He received a B.A. in History (Magna Cum Laude and Phi Beta Kappa) as well as a JD and an MBA from the University of Southern California.  He is a member of the California State Bar.

DAVID WALTERS
Mr. Walters has served as a member of our Board of Directors since June 2009 and as Chief Executive Officer from June 2009 through January 2010.  Mr. Walters is a founder and principal of Cardiff Partners, LLC and Monarch Bay Associates, LLC, and has extensive experience in investment management, corporate growth development strategies and capital markets. From 1992 through 2000, he was an executive vice president and managing director in charge of capital markets for Roth Capital (formerly Cruttenden Roth), were he managed the capital markets group and led over 100 financings (public and private), raising over $2 billion in growth capital. Additionally, Mr. Walters oversaw a research department that covered over 100 public companies, and was responsible for the syndication, distribution and after-market trading of the public offerings. From 1992 through 2000, he managed the public offerings for Cruttenden Roth, which was the most prolific public underwriter in the U.S. for deals whose post-offering market cap was less than $100 million. Mr. Walters sat on Roth's Board of Directors from 1994 through 2000. Previously, he was a vice president for both Drexel Burnham Lambert and Donaldson Lufkin and Jenrette in Los Angeles, and he ran a private equity investment fund. Mr. Walters earned a B.S. in Bioengineering from the University of California, San Diego.  Mr. Walters also serves as Chairman of the Board of Directors and Chief Executive of Management Energy, Inc., Monarch Staffing, Inc. and STI Group, Inc., as Chairman of the Board of Directors of Remote Dynamics, Inc., and a member of the Board of Directors of Precision Aerospace Components, Inc.

 Executive Officers

All officers serve until their successors are duly elected and qualified or their earlier death, disability or removal from office.

WILLIAM MCKAY – SEE ABOVE

MATT SZOT

Mr. Szot has served as our Chief Financial Officer and Secretary since June 2009.  Mr. Szot has significant experience in financial implementation processes, mergers and acquisitions, financial valuation and public company SEC reporting and compliance.  Since February 2007, Mr. Szot has served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company which provides executive financial services to various publicly traded and privately held companies. He is currently the Chief Financial Officer of Monarch Bay Associates, LLC.  Prior thereto, from 2003 to 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products.  From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies.  Mr. Szot is on the Board of Directors of Secured Federal Funding Acquisition Corp. and also serves as Chief Financial Officer of Management Energy, Inc.  Mr. Szot graduated with High Honors from the University of Illinois, Champaign-Urbana, with a Bachelor of Science degree in Accounting and Agricultural Economics. Mr. Szot is a Certified Public Accountant in the State of California.

To the best of our knowledge, our officers and directors have neither been convicted in any criminal proceedings during the past five years nor are parties to any judicial or administrative proceeding during the last five years that resulted in a judgment, decree or final order enjoining then from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws or commodities laws.  No bankruptcy petitions have been filed by or against any business or property of any of our directors or officers, nor has a bankruptcy petition been filed against a partnership or business association in which these persons were general partners or executive officers.

There are no family relationships among our directors and executive officers.

Organization of the Board of Directors

Our board of directors currently consists of two board members William McKay and David Walters. All directors serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, or until their earlier death or removal from office.   There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

The board of directors has determined that neither Mr. McKay nor Mr. Walters is “independent” as such term is defined by the listing standards of Nasdaq and the rules of the SEC since (i) Mr. McKay is our Chief Executive Officer and (ii) Mr. Walters is a principal of Cardiff, a provider of consulting services to us.

Board Committees.   There currently no committees of our board of directors.  Our board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee.  We intend to appoint such persons to the board of directors and committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a securities exchange.

Code of Ethics for Chief Executive Officer and Senior Financial Officers. We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

Directors’ and Officers’ Liability Insurance.  We currently anticipate that we will obtain directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions.  Such insurance is expected to insure us against losses which we may incur in indemnifying our officers and directors.  In addition, we expect to enter into indemnification agreements with our executive officers and directors and such persons shall also have indemnification rights under applicable laws, and our articles of incorporation and bylaws.

Section 16(a) Beneficial Ownership Reporting Compliance

Due to our status as a Section 15(d) reporting company, our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file with the SEC reports of ownership and changes in ownership of our equity securities pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Compensation of Directors

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the fiscal year ended October, 2009, there were no director fees or expenses.

Item 11.        Executive Compensation.

The following table describes compensation awarded, paid to or earned, for the last fiscal year, by us to our former Chief Executive Officers and Chief Financial Officer during our fiscal years ended October 31, 2009 and 2008.

						Non-Equity	Non-Qualified
						Incentive	Deferred Comp-	All Other
Name and Principal				Stock	Option	Plan Comp-	ensation	Comp-
Position	Year	Salary	Bonus	Awards	Awards	ensation	Earnings	ensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Walters (1)	2009	$60,000	$-	$345,000	$-	$-	$-	$40,000	$445,000
Former Chairman of the Board	2008	$-	$-	$-	$-	$-	$-	$-	$-
and Chief Executive Officer

Matt Szot (2)	2009	$-	$-	$34,500	$-	$-	$-	$-	$34,500
Chief Financial Officer	2008	$-	$-	$-	$-	$-	$-	$-	$-
and Secretary

W. Scott Lawler (3)	2009	$-	$-	$-	$-	$-	$-	$-	$-
Former Board of Director, Chief	2008	$-	$-	$-	$-	$-	$-	$-	$-
Executive Officer, Secretary, and Treasurer

Nolan Weir (4)	2009	$-	$-	$-	$-	$-	$-	$-	$-
Former Board of Director, Chief Executive	2008	$1,950	$-	$-	$-	$-	$-	$-	$1,950
Officer and Secretary

(1)
Mr. Walters became our Chief Executive Officer effective June 29, 2009 and resigned from the position on February 1, 2010. Mr. Walters owns a 50% interest and is a managing member of Cardiff Partners, LLC.   We incurred $40,000 of expenses under the terms of a support services agreement with Cardiff in the fiscal year ended October 31, 2009.

(2)	Mr. Szot became our Chief Financial Officer effective June 29, 2009.

(3)	Mr. Lawler became our Chief Executive Officer effective May 13, 2009 and resigned from the position on June 29, 2009.

(4)	Mr. Weir resigned from the position of Chief Executive Officer on May 13, 2009.

Outstanding Equity Awards at Fiscal Year-End

As of October 31, 2009, there were no outstanding equity awards held by any named executive officer.

Employment Agreements

On June 29, 2009, we entered into an Employment Agreement with David Walters, our former Chief Executive Officer.  Under the agreement, which had a term of one year, Mr. Walters received a base salary of $180,000, plus 500,000 shares of our common stock. On January 12, 2010, we amended the Employment Agreement with Mr. Walters.  Under the amended agreement, Mr. Walters has the option to accept payment of outstanding cash compensation owed to him under the agreement in the form of shares of our common stock.  The number of shares to be issued will be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to us.  On January 28, 2010, the Company issued 941,514 shares of common stock as payment in full of outstanding balances due to Mr. Walters totaling $105,000.

As of February 10, 2010, we were not a party to any employment agreement with any named executive officer.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 10, 2010:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our executive officers and directors; and
•	by all of our executive officers and directors as a group.

Name and Address of		Beneficial Ownership of Shares (2)
Beneficial Owner (1)		Number	Percentage (3)

Harbin Aerospace Company, LLC	(4)	8,000,000	34%
777 Woodward Blvd.
Pasadena, CA 91107

William Reed McKay	(4) (5)	8,000,000	34%

David Walters	(6)	4,389,854	19%

Matt Szot		50,000	*

All officers and directors as a group (3 persons)		12,439,854	54%

* Represents less than 1%

(1)	Unless otherwise indicated, the address of each of the named parties in this table is: 30950 Rancho Viejo Road, Suite 120, San Juan Capistrano, CA 92675.
(2)
This table is based upon information supplied by our officers, directors, principal stockholders and our transfer agent.   Unless otherwise indicated, this table includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.  Unless otherwise noted, we believe the shares reflected in this table are owned of record and beneficially by the named beneficial owner.

(3)	Based on 23,201,937 shares outstanding as of February 10, 2010.
(4)
Nikki Lynn McKay is the sole owner of Harbin Aerospace Company, LLC and the wife of William Reed McKay, our Chief Executive Officer.   Does not include: (a) 4,000,000 shares of our common stock issuable upon exercise of a Series A common stock purchase warrant (at an exercise price of $0.50 per share), exercisable on the date that we recognize revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and (b) 4,000,000 shares of our common stock issuable upon exercise of a Series B common stock purchase warrant (at an exercise price of $1.00 per share), exercisable on the date that we recognize revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period

(5)	Represents shares held by Harbin Aerospace Company, LLC.
(6)
Includes 3,889,854 shares of common stock owned by Cardiff Partners, LLC and 500,000 shares of common stock owned by Mr. Walters.  Does not include the following securities owned by Cardiff: (a) 2,000,000 shares of our common stock issuable upon exercise of a Series A common stock purchase warrant (at an exercise price of $0.50 per share), exercisable on the date that we recognize revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and (b) 2,000,000 shares of our common stock issuable upon exercise of a Series B common stock purchase warrant (at an exercise price of $1.00 per share), exercisable on the date that we recognize revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period

Item 13.        Certain Relationships and Related Transactions.

Nolan Weir, former sole officer and director of the Company, returned 5,250,000 common shares to the Company on June 29, 2009.  The shares were then cancelled.

On June 30, 2009, we entered into a Support Services Agreement with Cardiff Partners, LLC (formerly Strands Management Company, LLC) (the “Cardiff Agreement”).  Matt Szot, our Chief Financial Officer and Secretary, is the Chief Financial Officer of Cardiff.  David Walters, a director, owns a 50% interest and is a managing member of Cardiff.   Pursuant to the Cardiff Agreement, in consideration for providing certain services to us, Cardiff is entitled to a monthly fee in the amount of $10,000.  We also issued 50,000 shares of our common stock to Mr. Szot pursuant to the Cardiff Agreement.  The initial term of the Cardiff Agreement expires June 28, 2010. We incurred $40,000 in consulting fees and $34,500 in stock based compensation under the terms of the agreement for the fiscal years ended October 31, 2009 which is included in consulting expenses in the accompanying statements of operations.  No amounts were incurred for the fiscal year ended October 31, 2008.  As of October 31, 2009, $25,000 is outstanding under the agreement

On January 12, 2010, we amended the Cardiff Agreement.  Under the amended Cardiff Agreement, Cardiff has the option to accept payment of outstanding cash compensation owed to it under its agreements with us in the form of shares of our common stock.  The number of shares to be issued will be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to us.  In addition, under the amended Cardiff Agreement, Cardiff has provided and will provide us with transaction execution support services in connection with the HAC transaction, including due diligence, business review of relevant transaction documentation and audit support.   As compensation for the additional services, we issued to Cardiff  2,500,000 shares of our common stock,  a Series A common stock purchase warrant to purchase 2,000,000 shares of our common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of our common stock.
On January 28, 2010, the Company issued 448,340 shares of common stock as payment in full of $50,000 of outstanding balances due to Cardiff.

On February 1, 2010, we completed our acquisition of HAC’s aircraft component part design, engineering and manufacturing business. The transaction was structured as an asset acquisition in exchange for:

•	8,000,000 million shares of our common stock.
•	A Series A common stock purchase warrant to purchase 4,000,000 shares of our common stock at an exercise price of $.50 per share.
•	A Series B common stock purchase warrant to purchase 4,000,000 shares of our common stock at an exercise price of $1.00 per share.
•	The assumption by us of (a) $260,000 of obligations under a convertible note and (b) other obligations and liabilities in the amount of approximately $200,000.

William McKay, our Chief Executive Officer and Director, was the Chief Executive officer of HAC and his wife, Nikki Lynn McKay, is the sole member of HAC.

Item 14.        Exhibits.

(a)           1.    Financial Statements.

The following financial statements of Pinnacle Energy Corp., are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

Report Of Independent Registered Public Accounting Firm	F-1

Report Of Independent Registered Public Accounting Firm	F-2

Balance Sheets – October 31, 2009 and 2008	F-3

Statements of Operations – For the Years Ended October 31, 2009 and 2008 and the for the period of inception, from June 5, 2007 through October 31, 2009	F-4

Statements of Cash Flows - For the Years Ended October 31, 2009 and 2008 and the for the period of inception, from June 5, 2007 through October 31, 2009	F-5

Statements of Stockholders Equity – Inception, June 5, 2007, through October 31, 2009	F-6

Notes to Financial Statements	F-7

(b)           Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-K or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit

3.1.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (2)
10.1.1	Support Services Agreement, dated Jun 30, 2009, between Cardiff Partners, LLC (formerly Strands Management Company, LLC) and the registrant (3)
10.1.2	Amendment No.1 to Support Services Agreement, dated January 17, 2010, between Cardiff Partners, LLC and the registrant (4)
10.2.1	Employment Agreement, dated June 30, 2009, between David Walters and the registrant (3)
10.2.2	Amendment No.1 to Employment Agreement, dated January 17, 2010, between David Walters and the registrant (4)
10.3.1	Asset Purchase Agreement, dated January 27, 2010, among Harbin Aerospace Company, LLC, the controlling members identified therein and the registrant (4)
10.3.2	Form of Series A Common Stock Purchase Warrant (4)
10.3.3	Form of Series B Common Stock Purchase Warrant (4)
10.3.4	Convertible Promissory Note, dated February 1, 2010 (4)
10.4	Asset Purchase Agreement, dated February 10, 2010, between Futures Investment Corp. and registrant*
21.1*	Subsidiaries of Registrant
23.1*	Consent of M&K CPAs, PLLC
Consent of John-Kinross Kennedy
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith

(1)	Incorporated herein by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on January 29, 2009.

(2)	Incorporated herein by reference to the registrant’s Registration Statement on Form SB-2 filed with the SEC on January 2, 2008.
(3)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2009.
(4)	Incorporated herein by reference to the registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2010.

Item 15.        Principal Accountant Fees and Services

On January 27, 2010, our Board of Directors approved the engagement of M&K CPAs, PLLC (“M&K”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended October 31, 2009.  Prior to January 27, 2010, our principal independent public accountant was John Kinross-Kennedy (“JKK”).  Audit fees billed by M&K relate to the audits for the fiscal year ended October 31, 2009.  The accountant fees paid to JKK relate to the fiscal year end October 31, 2008 and interim periods of fiscal year ended October 31, 2009.  Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

Years Ended October 31,
	2009	2008
M&K CPAs, PLLC
Audit fees	$5,500	$-
Audit-related fees (a)	$-	$-
Tax fees (b)	$-	$-
Registration Statement Fees	$-	$-
All other fees	$-	$-

John Kinross-Kennedy
Audit fees	$4,000	$5,300
Audit-related fees (a)	$-	$-
Tax fees (b)	$-	$-
Registration Statement Fees	$-	$-
All other fees	$-	$-

(a) Audit-related fees primarily include research services to validate certain accounting policies.

(b) Tax fees include costs for the preparation of our corporate income tax return.

Our Board of Directors established a policy whereby the outside auditors are required to seek pre-approval on an annual basis of all audit, audit-related, tax and other services by providing a prior description of the services to be performed. For the year ended October 31, 2009, 100% of all audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2010	PINNACLE ENERGY CORP.
(Registrant)

	By:	/s/ William Reed McKay

Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Reed McKay	Chief Executive Officer (Principal Executive Officer and Director	February 12, 2010
William Reed McKay

/s/ Matthew Szot	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2010
Matthew Szot

/s/ David Walters	Director	February 12, 2010
David Walters

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s fiscal year ended October 31, 2009, has been sent as of the date of this report.

2.	No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.
If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

ANNUAL REPORT ON FORM 10-K
ITEM 7
FINANCIAL STATEMENTS
FISCAL YEARS ENDED OCTOBER 31, 2009 and 2008
PINNACLE ENERGY CORP.
SAN JUAN CAPISTRANO, CA

PINNACLE ENERGY CORP.

Financial Statements	Page

Report Of Independent Registered Public Accounting Firm	F-1

Report Of Independent Registered Public Accounting Firm	F-2

Balance Sheets – October 31, 2009 and 2008	F-3

Statements of Operations – For the Years Ended October 31, 2009 and 2008 and the for the period of inception, from June 5, 2007 through October 31, 2009	F-4

Statements of Cash Flows - For the Years Ended October 31, 2009 and 2008 and the for the period of inception, from June 5, 2007 through October 31, 2009	F-5

Statements of Stockholders’ Equity – Inception, June 5, 2007 through October 31, 2009	F-6

Notes to Financial Statements	F-7

F-ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Pinnacle Energy Corp.
San Juan Capistrano, California

We have audited the accompanying balance sheet of Pinnacle Energy Corp. (the “Company”) as of October 31, 2009 and the related statements of operations, shareholders' equity and cash flows for the twelve month period then ended.  The financial statements for the year ended October 31, 2008 and from inception, June 5, 2007, through October 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Energy Corp. as of October 31, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
February 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
       Pinnacle Energy Corporation

I have audited the accompanying balance sheet of Pinnacle Energy Corp. as of October 31, 2008 and the related statements of operations and cash flows for the year then ended and the period from inception, June 5, 2007, through October 31, 2008. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Energy Corp. as of October 31, 2008, and the results of its operations and its cash flows for year then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered a loss of $61,260 since inception June 5, 2007 and has not yet commenced operations.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
January 21, 2008

PINNACLE ENERGY CORP.
(A Development Stage Company)
Balance Sheets

	October 31,	October 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$7,417	$9,368
Total current assets	7,417	9,368

Assets of discontinued operations, net	1,000,000	1,299,006

Total assets	$1,007,417	$1,308,374

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$37,557	$-
Accrued salary and payroll taxes	66,948	-
Accrued interest payable	93,335	13,333
Total current liabilities	197,840	13,333

Notes payable, related to discontinued operations	1,000,000	1,000,000

Total liabilities	1,197,840	1,013,333

Stockholders' equity (Deficit)
Preferred stock, 5,000,000 shares authorized. No shares issued
and outstanding at October 31, 2009 and 2008	-	-
Common stock, par value $0.001, 150,000,000 shares authorized
11,192,083 shares issued and outstanding at October 31, 2009 and,
15,840,000 shares issued and outstanding at October 31, 2008	11,192	15,840
Additional paid-in capital	749,591	340,461
Deficit accumulated during the development stage	(951,206)	(61,260)

Total stockholders' equity (deficit)	(190,423)	295,041

Total liabilities and stockholers' equity (deficit)	$1,007,417	$1,308,374

 See accompanying notes to financial statements

PINNACLE ENERGY CORP.
(A Development Stage Company)
Statements of Operations

			For the Period
			of Inception,
	For the		from June 5,
	Years Ended		2007, through
	October 31,		October 31,
	2009	2008	2009

Operating expenses
Professional fees	28,856	-	28,856
Consulting	40,000	-	40,000
Stock based compensation	379,500	-	379,500
Other general and administrative	78,453	2,568	81,021

Total operating expenses	526,809	2,568	529,377

Operating loss from continuing operations	(526,809)	(2,568)	(529,377)

Interest expense	(80,000)	(13,333)	(93,333)

Net loss from continuing operations	$(606,809)	$(15,901)	(622,710)

Discontinued operations
Net loss from discontinued operations	(283,137)	(31,996)	(328,496)

Net loss	$(889,946)	$(47,897)	$(951,206)

Basic and dilutive net loss from continuing
operations per share	$(0.043)	$(0.001)

Basic and dilutive net loss from discontinued
operations per share	$(0.020)	$(0.002)

Weighted average number of common
shares outstanding, basic and diluted	14,250,422	15,840,000

 See accompanying notes to financial statements

PINNACLE ENERGY CORP.
 (A Development Stage Company)
 Statements of Cash Flows

			For the Period
			of Inception
	Years Ended		from June 5,
	October 31,		2007, through
	2009	2008	October 31, 2009
Cash flows from operating activities:
Net loss from continuing operations	$(606,809)	$(15,901)	$(622,710)
Loss from discontinued operations	(283,137)	(31,996)	(328,496)
Adjustments to reconcile net loss to
net cash used by operating activities:
Stock based compensation	379,500	-	379,500
Depreciation expense	7,500	10,000	17,500
Impairment of fixed assets	82,500	-	82,500
Impairment of oil & gas interests	190,000	-	190,000
Change in operating assets and liabilities:
Accounts receivable	19,006	(19,006)	-
Accounts payable	37,557	(1,232)	37,557
Accrued salary and payroll taxes	66,948	-	66,948
Accrued interest payable	80,002	13,333	93,335
Net cash used in operating activities	(26,933)	(44,802)	(83,866)

Cash flows from investing activities
Equipment	-	-	(100,000)
Oil & gas working interest	-	-	(100,000)
Net cash used in investing activities	-	-	(200,000)

Cash flows from financing activities:
Decrease in subscriptions receivable	-	18,000	-
Common stock issued for cash	24,982	-	291,283
Net cash provided by financing activities	24,982	18,000	291,283

Net increase (decrease) in cash	$(1,951)	$(26,802)	$7,417
Cash, beginning of the period	$9,368	$36,170	$-

Cash, end of the period	$7,417	$9,368	$7,417

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

Supplemenatal disclosure of non-cash transactions:
Retirement of common shares	$5,250		$5,250
Acquisition of oil and gas properties in exchange
for note payable	$1,000,000		$1,000,000

 See accompanying notes to financial statements

PINNACLE ENERGY CORP.
 (A Development Stage Company)
 Statement of Shareholders' Equity

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Inception, June 5, 2007	-	$-	$-	$-	$-
Common stock issued for cash on
September 5, 2007 at $0.032 per share	7,740,000	7,740	240,561	-	248,301
Common stock issued for cash on
September 5, 2007 at $0.003 per share	5,400,000	5,400	12,600	-	18,000
Common stock issued for oil and gas working
interest on September 5, 2007 at $0.033 per share	2,700,000	2,700	87,300	-	90,000
Net loss for the period ended October 31, 2007	-	-	-	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$(13,363)	$342,938

Net loss for the year ended October 31, 2008	-	-	-	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$(61,260)	$295,041

Retirement of common shares on June 29, 2009	(5,250,000)	(5,250)	5,250	-	-
Common stock issued for services on
June 29, 2009 at $0.69 per share	500,000	500	344,500	-	345,000
Common stock issued for services on
June 29, 2009 at $0.69 per share	50,000	50	34,450	-	34,500
Common stock issued for cash on
September 11, 2009 at $0.48 per share	52,083	52	24,930	-	24,982
Net loss from continuring operations for the
year ended October 31, 2009	-	-	-	(606,809)	(606,809)
Net loss from discontinued operations for the
year ended October 31, 2009	-	-	-	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$(951,206)	$(190,423)

 See accompanying notes to financial statements

Pinnacle Energy Corp.
(A Development Stage Company)
Notes to Audited Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

Organization

The Company was incorporated in the State of Nevada on June 5, 2007, as Gas Salvage Corp. for the purpose of engaging in the exploration and development of oil and gas.  In July 2008, the Company changed its name to Pinnacle Energy Corp. On February 1, 2010, the Company completed the acquisition of  the aircraft component part design, engineering and manufacturing business of Harbin Aerospace Company, LLC (“HAC”).  The transaction was structured as an asset acquisition.  Following completion of the HAC acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 8 – Discontinued Operations for further discussion.

On July 27, 2008, the Company completed a three-for-one stock split of the Company’s common stock.  The share and per-share information disclosed within this Form 10-K reflect the completion of this stock split.

Business Overview

The Company was in the business of acquiring and developing oil and gas properties until February 2010.

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

The Holmes #1 well has been shut down awaiting repairs to its nitrogen rejection unit.  A geologist’s report dated December 18, 2007 indicated that the lease was selling between 85 and 100 MCF per day, however volumetric calculations of the Holmes #1 reservoir have not yet been performed.  The unamortized acquisition cost remained on the balance sheet during the production period, since volumetric calculations were not completed.    The well dried up in 2009 and the Company determined this well was fully impaired as of July 31, 2009, and accordingly, the Company recorded an impairment charge of $190,000 on the Holmes well and an impairment charge on equipment of $82,500 during the fiscal year ended October 31, 2009 which is reflected in the statement of operations as part of the net loss from discontinued operations.

On September 1, 2008 the Company acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma for $1,000,000, payable September 1, 2013.  Interest at an annual rate of 8% is due monthly. The working interests consist of a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells and a 17% working interest (13.6% net revenue interest) in the remaining well.  Volumetric calculations of the wells have not yet been performed.  An examination as to whether the wells warrant impairment based on expected revenue hinges upon performance of volumetric calculations.  On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 8 – Discontinued Operations for further discussion.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss from continuing operations of $606,809 and a loss from discontinued operations of $283,137 during the fiscal year ended October 31, 2009, and an accumulated deficit of $951,206 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at October 31, 2009 or October 31, 2008.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of October 31, 2009 and October 31, 2008, there were no deposits in excess of federally insured limits.

Impairment of Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Value of Financial Instruments

Effective October 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations or cash flows. The carrying value of cash and cash equivalents, accounts payable, accrued expenses and notes payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.  The Company does not have any instruments required to be presented in the three-tier fair value hierarchy as either level 1, 2, or 3.

Income Taxes

The Company accounts for income taxes under standards issued by the FASB.  Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

The Company currently has no issues that create timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $571,706 as of October 31, 2009 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $571,706 expire in various years through 2029.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Deferred tax asset and the valuation account is as follows:

	October 31,
	2009	2008

Deferred tax asset:
NOL Carryforward	$194,380	$20,828
Valuation allowances	(194,380)	(20,828)
Total	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	173,551	16,285
Change in valuation allowance	(173,551)	(16,285)
	$-	$-

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

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable.  The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

 Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  We adopted the standard as of inception and applied the standard using the modified prospective method.  The Company has not issued any stock options.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 5, 2007. Since inception, the Company has incurred an operating loss of $951,206. The Company’s working capital has been primarily generated through the sales of common stock as well as revenue from its wells.  Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of October 31, 2009 and 2008.

	For the
	Years Ended
	October 31,
	2009	2008

Net loss from continuing operations	$(606,809)	$(15,901)

Discontinued operations
Net loss from discontinued operations	(283,137)	(31,996)

Net loss	$(889,946)	$(47,897)

Basic and dilutive net loss from continuing
operations per share	$(0.043)	$(0.001)

Basic and dilutive net loss from discontinued
operations per share	$(0.020)	$(0.002)

Weighted average number of common
shares outstanding, basic and diluted	14,250,422	15,840,000

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

The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.  During the fiscal year ended October 31, 2008 the company did not record any impairment. During the year ended October 31, 2009, the Company determined the Holmes well was impaired as of July 31, 2009 and accordingly, the Company recorded an impairment charge of $190,000 on the Holmes well and an impairment charge on equipment of $82,500 during the fiscal year ended October 31, 2009 which is reflected in the statement of operations.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC 805-10, “Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies — an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations”. ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on the Company’s accounting for any future acquisitions and its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company’s results of operations or financial condition. See Note 9 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company purchased a 50% interest in a skid mounted nitrogen rejection unit in October, 2005 for $100,000. The unit strips out excessive nitrogen and oxygen from gas wells to an acceptable level of contaminants in the gas stream.  The unit was used on the Company’s gas wells commencing November, 2007.  As of July 31, 2009, the equipment was determined to be inoperable and an impairment charge on equipment of $82,500 was recorded during the fiscal year ended October 31, 2009.

NOTE 4 - RELATED PARTY TRANSACTIONS

Nolan Weir, former sole officer and director of the Company, returned 5,250,000 common shares to the Company on June 29, 2009.  The shares were then cancelled.   The transaction was recorded at par value.

On June 29, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (formerly Strands Management Company, LLC) (the “Cardiff Agreement”).  Matt Szot, our Chief Financial Officer and Secretary, is the Chief Financial Officer of Cardiff.  David Walters, a director, owns a 50% interest and is a managing member of Cardiff.   Pursuant to the Cardiff Agreement, in consideration for providing certain services to the Company, Cardiff is entitled to a monthly fee in the amount of $10,000.   The Company also issued 50,000 shares of the Company’s common stock to Mr. Szot pursuant to the Cardiff Agreement.  The initial term of the Cardiff Agreement expires June 28, 2010. The Company incurred $40,000 in consulting fees and $34,500 in stock based compensation under the terms of the agreement for the fiscal years ended October 31, 2009 which is included in consulting expenses in the accompanying statements of operations.  No amounts were incurred for the fiscal year ended October 31, 2008.  As of October 31, 2009, $25,000 is outstanding under the agreement.  See Note 9 for further discussion on subsequent events.

On June 29, 2009, the Company entered into an Employment Agreement with David Walters, member of the Company’s Board of Directors and its former Chairman and Chief Executive Officer.  Under the agreement, which had a term of one year, Mr. Walters received a base salary of $180,000, plus 500,000 shares of the Company’s common stock.  The Company incurred $60,000 in wages expense and $345,000 in stock based compensation under the terms of the agreement for the fiscal year ended October 31, 2009.  As of October 31, 2009, $60,000 is outstanding under the agreement.  See Note 9 for further discussion on subsequent events.

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

On February 10, 2010, the Company completed the sale of all of its oil and gas business interest in exchange for cancellation of all obligations under the promissory note.  See Note 8 – Discontinued Operations for further discussion.

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

NOTE 7 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At October 31, 2009, there were 11,192,083 shares issued and outstanding.  At October 31, 2008, there were 15,840,000 shares issued and outstanding.

The Company is authorized to issue up to 5,000,000 shares of its preferred stock.  No preferred stock has been issued to date.

In July 2008, the Company completed a three-for-one stock split of the Company’s common stock.

Nolan Weir, former sole officer and director of the Company, returned 5,250,000 common shares to the Company on June 29, 2009.  The shares were then cancelled.   The transaction was recorded at par value.

On June 29, 2009, the Company entered into the Cardiff Agreement.  Pursuant to the Cardiff Agreement, the Company issued 50,000 shares of the Company’s common stock to Mr. Szot, the Company’s Chief Financial Officer and Secretary.  Accordingly, the Company recorded a stock based compensation charge of $34,500 ($0.69 per common share) which is included in the statement of operations for the fiscal year ended October 31, 2009.  See Note 4 for further discussion.

On June 29, 2009, the Company entered into an employment agreement with David Walters, the former Chairman Chief Executive Officer.    Pursuant to the employment agreement, the Company issued 500,000 shares of the Company’s common stock to Mr. Walters.  Accordingly, the Company recorded a stock based compensation charge of $345,000 ($0.69 per common share) which is included in the statement of operations for fiscal year ended October 31, 2009.  See Note 4 for further discussion.

On September 11, 2009, the Company entered into a stock purchase agreement with an accredited investor for the sale of 52,083 shares of its common stock at a purchase price of $0.48 per share.  The sale closed on September 11, 2009.

NOTE 8 – DISCONTINUED OPERATIONS

On February 10, 2010, the Company completed the sale of all of its oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.

The following schedule shows the assets of the discontinued operations as of October 31, 2009:

Pawnee County Lease	$1,000,000

Total	$1,000,000

The following schedule shows the liabilities of the discontinued operations as of October 31, 2009:

Notes payable	$1,000,000

Total	$1,000,000

The Company’s loss from discontinued operations, for the fiscal year ended October 31, 2009 and 2008, totaled $283,137 and $31,996, respectively.  The Company’s loss from discontinued operations since inception through October 31, 2009, totaled $328,496.  Prior year financial statements have been restated to present the discontinued operations.

NOTE 9 – SUBSEQUENT EVENTS

On January 15, 2010, the Company entered into a stock purchase agreement with an accredited investor for the sale of 120,000 shares of its common stock at a purchase price of $0.25 per share.  The sale closed on January 15, 2010.

On December 22, 2009, the Company entered into a stock purchase agreement with an accredited investor for the sale of 400,000 shares of its common stock at a purchase price of $0.25 per share.  The sale has not closed as of February 10, 2010.

On February 1, 2010, the Company completed its acquisition of the aircraft component part design, engineering and manufacturing business of Harbin Aerospace Company, LLC.  The transaction was structured as an asset acquisition in exchange for:

•	8,000,000 million shares of the Company’s common stock.
•
A Series A common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.   The Series A warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015.

•
A Series B common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share.   The Series B warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018.

•
The assumption by the Company of (a) $260,000 of obligations under a convertible note and (b) other obligations and liabilities in the amount of approximately $200,000.    The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011.   The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.

William McKay, the Company’s new Chairman and Chief Executive Officer, was the Chief Executive officer of HAC and his wife, Nikki Lynn McKay, is the sole member of HAC.

On January 12, 2010, the Company amended the Cardiff Agreement.  Under the amended Cardiff Agreement, Cardiff has the option to accept payment of outstanding cash compensation owed to it under its agreements with the Company in the form of shares of our common stock.  The number of shares to be issued will be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to us.  In addition, under the amended Cardiff Agreement, Cardiff has provided and will provide the Company with transaction execution support services in connection with the HAC transaction, including due diligence, business review of relevant transaction documentation and audit support.   As compensation for the additional services, the Company issued to Cardiff  2,500,000 shares of the Company’s common stock,  a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.

On January 28, 2010, the Company issued 448,340 shares of common stock as payment in full of $50,000 of outstanding balances due to Cardiff.

On January 12, 2010, the Company amended the Employment Agreement with Mr. Walters.  Under the amended agreement, Mr. Walters has the option to accept payment of outstanding cash compensation owed to him under the agreement in the form of shares of the Company’s common stock.  The number of shares to be issued will be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to the Company.    On January 28, 2010, the Company issued 941,514 shares of common stock as payment in full of outstanding balances due to Mr. Walters totaling $105,000.

Following completion of the HAC acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 8 – Discontinued Operations for further discussion.

The Company evaluated subsequent events through the date of filing.