Form 10-Q
period 2010-01-31
PINNACLE ENERGY CORP.
filed 2010-03-12
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 333-148447

Trans-Pacific Aerospace Company, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-4613360
(State of Incorporation)	(IRS Employer Ident. No.)

30950 Rancho Viejo Road, Suite 120 San Juan Capistrano, CA	92675
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number: (949) 373-7282

Pinnacle Energy Corp.
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

The number of shares outstanding of each of the issuer’s classes of equity as of March 12, 2010: 23,293,937 shares of common stock, par value $0.001 per share.

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(FORMERLY PINNACLE ENERGY CORP.)

ii

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(Formerly Pinnacle Energy Corp.)
(A Development Stage Company)
Balance Sheets

	January 31,	October 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,068	$7,417
Note receivable	26,000	-
Total current assets	36,068	7,417

Assets of discontinued operations, net	1,000,000	1,000,000

Total assets	$1,036,068	$1,007,417

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$6,790	$37,557
Accrued salary and payroll taxes	-	66,948
Accrued interest payable	113,335	93,335
Total current liabilities	120,125	197,840

Notes payable, related to discontinued operations	1,000,000	1,000,000

Total liabilities	1,120,125	1,197,840

Stockholders' equity (deficit)
Preferred stock, 5,000,000 shares authorized. No shares issued and outstanding at January 31, 2010 and October 31, 2009	-	-
Common stock, par value $0.001, 150,000,000 shares authorized 12,793,937 shares issued and outstanding at January 31, 2010 and, 11,192,083 shares issued and outstanding at October 31, 2009	12,794	11,192
Additional paid-in capital	1,138,706	749,591
Deficit accumulated during the development stage	(1,235,557)	(951,206)

Total stockholders' equity (deficit)	(84,057)	(190,423)

Total liabilities and stockholers' equity (deficit)	$1,036,068	$1,007,417

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(Formerly Pinnacle Energy Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period
			of Inception,
	For the		from June 5,
	Three Months Ended		2007, through
	January 31,		January 31,
	2010	2009	2010

Operating expenses
Professional fees	13,061	-	41,917
Consulting	30,000	-	70,000
Stock based compensation	182,735	-	562,235
Other general and administrative	38,555	6,506	119,576

Total operating expenses	264,351	6,506	793,728

Operating loss from continuing operations	(264,351)	(6,506)	(793,728)

Interest expense	(20,000)	(20,000)	(113,333)

Net loss from continuing operations	$(284,351)	$(26,506)	(907,061)

Discontinued operations
Net loss from discontinued operations	-	(14,256)	(328,496)

Net loss	$(284,351)	$(40,762)	$(1,235,557)

Basic and dilutive net loss from continuing operations per share	$(0.025)	$(0.002)

Basic and dilutive net loss from discontinued operations per share	$-	$(0.001)

Weighted average number of common shares outstanding, basic and diluted	11,290,404	15,840,000

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
 (Formerly Pinnacle Energy Corp.)
 (A Development Stage Company)
 Statements of Cash Flows
 (Unaudited)

			For the Period
			of Inception
	Three Months Ended		from June 5,
	January 31,		2007, through
	2010	2009	January 31, 2010
Cash flows from operating activities:
Net loss from continuing operations	$(284,351)	$(26,506)	$(907,061)
Loss from discontinued operations	-	(14,256)	(328,496)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Stock based compensation	182,735	-	562,235
Depreciation expense	-	2,500	17,500
Impairment of fixed assets	-	-	82,500
Impairment of oil & gas interests	-	-	190,000
Change in operating assets and liabilities:
Accounts receivable	-	19,006	-
Accounts payable and accrued expenses	19,233	-	56,790
Accrued salary and payroll taxes	38,052	-	105,000
Accrued interest payable	20,000	20,000	113,335
Net cash provided by (used in) operating activities	(24,331)	744	(108,197)

Cash flows from investing activities
Notes receivable	(26,000)	-	(26,000)
Equipment	-	-	(100,000)
Oil & gas working interest	-	-	(100,000)
Net cash used in investing activities	(26,000)	-	(226,000)

Cash flows from financing activities:
Common stock issued for cash	52,982	-	344,265
Net cash provided by financing activities	52,982	-	344,265

Net increase (decrease) in cash	2,651	744	10,068
Cash, beginning of the period	7,417	9,368	-

Cash, end of the period	$10,068	$10,112	$10,068

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

Supplemenatal disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$50,000	$-	$50,000
Common stock issued for payment on outstanding wages	$105,000	$-	$105,000
Retirement of common shares	$-	$-	$5,250
Acquisition of oil and gas properties in exchange for note payable	$-	$-	$1,000,000

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(Formerly Pinnacle Energy Corp.)
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Inception, June 5, 2007	-	$-	$-	$-	$-
Common stock issued for cash on September 5, 2007 at $0.032 per share	7,740,000	7,740	240,561	-	248,301
Common stock issued for cash on September 5, 2007 at $0.003 per share	5,400,000	5,400	12,600	-	18,000
Common stock issued for oil and gas working interest on September 5, 2007 at $0.033 per share	2,700,000	2,700	87,300	-	90,000
Net loss for the period ended October 31, 2007	-	-	-	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$(13,363)	$342,938

Net loss for the year ended October 31, 2008	-	-	-	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$(61,260)	$295,041

Retirement of common shares on June 29, 2009	(5,250,000)	(5,250)	5,250	-	-
Common stock issued for services on June 29, 2009 at $0.69 per share	500,000	500	344,500	-	345,000
Common stock issued for services on June 29, 2009 at $0.69 per share	50,000	50	34,450	-	34,500
Common stock issued for cash on September 11, 2009 at $0.48 per share	52,083	52	24,930	-	24,982
Net loss from continuring operations for the year ended October 31, 2009	-	-	-	(606,809)	(606,809)
Net loss from discontinued operations for the year ended October 31, 2009	-	-	-	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$(951,206)	$(190,423)

Common stock issued for cash on December 24, 2009 at $0.25 per share	72,000	72	17,928	-	18,000
Common stock issued for cash on January 15, 2010 at $0.25 per share	120,000	120	29,862	-	29,982
Common stock issued for cash on January 20, 2010 at $0.25 per share	20,000	20	4,980	-	5,000
Common stock issued for payment on outstanding liabilities	448,340	448	108,499	-	108,947
Common stock issued for payment on outstanding wages	941,514	942	227,846	-	228,788
Net loss from continuring operations for the three months ended January 31, 2010	-	-	-	(284,351)	(284,351)

Balances, January 31, 2010 (unaudited)	12,793,937	$12,794	$1,138,706	$(1,235,557)	$(84,057)

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.
(Formerly Pinnacle Energy Corp.)
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – BACKGROUND, ORGANIZATION, AND BASIS OF PRESENTATION

Basis of Presentation

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 8-03 of Regulation S-X.  Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended October 31, 2009 included in our Form 10-K filed with the SEC on February 12, 2010.  The accompanying financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America.  The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

Organization

The Company was incorporated in the State of Nevada on June 5, 2007, as Gas Salvage Corp. for the purpose of engaging in the exploration and development of oil and gas.  In July 2008, the Company changed its name to Pinnacle Energy Corp.  On February 1, 2010, the Company completed the acquisition of the aircraft component part design, engineering and manufacturing business of Harbin Aerospace Company, LLC (“HAC”).  The transaction was structured as an asset acquisition.  Following completion of the HAC acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 9 – Discontinued Operations for further discussion.

In March 2010, the Company changed its name to Trans-Pacific Aerospace Company, Inc.

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

On September 1, 2008 the Company acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma for $1,000,000, payable September 1, 2013.  Interest at an annual rate of 8% is due monthly. The working interests consist of a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells and a 17% working interest (13.6% net revenue interest) in the remaining well.  Volumetric calculations of the wells have not yet been performed.  An examination as to whether the wells warrant impairment based on expected revenue hinges upon performance of volumetric calculations.  On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 9 – Discontinued Operations for further discussion.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss from continuing operations of $284,351 and a loss from discontinued operations of $0 during the three months ended January 31, 2010, and an accumulated deficit of $1,235,557 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at January 31, 2010 or October 31, 2009.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of January 31, 2010 and October 31, 2009, there were no deposits in excess of federally insured limits.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB..  The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 5, 2007. Since inception, the Company has incurred an operating loss of $1,235,557. The Company’s working capital has been primarily generated through the sales of common stock as well as revenue from its wells.  Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities as of January 31, 2010 and 2009.

	For the Three Months Ended
	January 31,
	2010	2009

Net loss from continuing operations	$(284,351)	$(26,506)

Discontinued operations
Net loss from discontinued operations	-	(14,256)

Net loss	$(284,351)	$(40,762)

Basic and dilutive net loss from continuing operations per share	$(0.025)	$(0.002)

Basic and dilutive net loss from discontinued operations per share	$-	$(0.001)

Weighted average number of common shares outstanding, basic and diluted	11,290,404	15,840,000

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

The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.  During the fiscal year ended October 31, 2008 the company did not record any impairment charges. During the year ended October 31, 2009, the Company determined the Holmes well was impaired as of July 31, 2009 and accordingly, the Company recorded an impairment charge of $190,000 on the Holmes well and an impairment charge on equipment of $82,500 during the fiscal year ended October 31, 2009 which is reflected in the statement of operations.  During the three months ended January 31, 2010, the company did not record any impairment charges.

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

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company’s results of operations or financial condition. See Note 9 for disclosures regarding our subsequent events.

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

On June 29, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (formerly Strands Management Company, LLC) (the “Cardiff Agreement”).  Matt Szot, our Chief Financial Officer and Secretary, is the Chief Financial Officer of Cardiff.  David Walters, a director, owns a 50% interest and is a managing member of Cardiff.   Pursuant to the Cardiff Agreement, in consideration for providing certain services to the Company, Cardiff is entitled to a monthly fee in the amount of $10,000.   The Company also issued 50,000 shares of the Company’s common stock to Mr. Szot pursuant to the Cardiff Agreement.  The initial term of the Cardiff Agreement expires June 28, 2010. The Company incurred $30,000 in consulting fees under the terms of the agreement for the three months ended January 31, 2010 which is included in consulting expenses.  No amounts were incurred for the fiscal quarter ended January 31, 2009.  On January 28, 2010, the Company issued 448,340 shares of common stock as payment in full of $50,000 of outstanding balances due to Cardiff.  As of January 31, 2010, no amounts were outstanding under the agreement.

On January 12, 2010, the Company amended the Cardiff Agreement.  Under the amended Cardiff Agreement, Cardiff has the option to accept payment of outstanding cash compensation owed to it under its agreements with the Company in the form of shares of our common stock.  The number of shares to be issued will be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to us.  In addition, under the amended Cardiff Agreement, Cardiff has provided and will provide the Company with transaction execution support services in connection with the HAC transaction, including due diligence, business review of relevant transaction documentation and audit support.   As compensation for the additional services, in February 2010 the Company issued to Cardiff 2,500,000 shares of the Company’s common stock, a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.

On June 29, 2009, the Company entered into an Employment Agreement with David Walters, the Chairman of the Company’s Board of Directors and its former Chief Executive Officer.  Under the agreement, which had a term of one year, Mr. Walters received a base salary of $180,000, plus 500,000 shares of the Company’s common stock.  On January 12, 2010, the Company amended the Employment Agreement with Mr. Walters.  Under the amended agreement, Mr. Walters has the option to accept payment of outstanding cash compensation owed to him under the agreement in the form of shares of the Company’s common stock.  The number of shares to be issued will be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to the Company.    The Company incurred $45,000 and $0 under the terms of the agreement for the three months ended January 31, 2010 and 2009, respectively.  On January 28, 2010, the Company issued 941,514 shares of common stock as payment in full of outstanding balances due to Mr. Walters totaling $105,000.  As of January 31, 2010, no amounts were outstanding under the agreement.

NOTE 5 - NOTES RECEIVABLE

In December 2009 and January 2010, the Company advanced a total of $26,000 to Harbin Aerospace Company, LLC ("HAC") in exchange for HAC's secured promissory notes.  Upon completion of the Company's acquisition of HAC, the notes were cancelled.   See Note 10- Subsequent Events.

NOTE 6 – NOTE PAYABLE

The Company issued a promissory note to Futures Investment Corporation on September 1, 2008 for $1,000,000 as payment for an oil and gas working interest in Pawnee County, Oklahoma.  The note is payable on September 1, 2013.  Interest is payable monthly at the rate of 8% simple interest.  As of January 31, 2010, the Company was in default on the note, as the Company has not made the monthly interest payments.

On February 10, 2010, the Company completed the sale of all of its oil and gas business interest in exchange for cancellation of all obligations under the promissory note.  See Note 9 – Discontinued Operations for further discussion.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At January 31, 2010, there were 12,793,937 shares issued and outstanding.  At October 31, 2009, there were 11,192,083 shares issued and outstanding.

In July 2008, the Company completed a three-for-one stock split of the Company’s common stock.

On December 22, 2009, the Company entered into a stock purchase agreement with an accredited investor for the sale of 400,000 shares of its common stock at a purchase price of $0.25 per share.  The sale of 72,000 shares of common stock pursuant to this agreement closed on December 24, 2009.  The sale of an additional 20,000 shares of common stock pursuant to this agreement closed on January 20, 2010.

On January 15, 2010, the Company entered into a stock purchase agreement with an accredited investor for the sale of 120,000 shares of its common stock at a purchase price of $0.25 per share.  The sale closed on January 15, 2010.

On January 28, 2010, the Company issued 448,340 shares of common stock as payment in full of $50,000 of outstanding balances due to Cardiff.   The Company recorded a stock based compensation charge of $58,947 for the difference between the fair value of the common stock issued on this date and the $50,000 obligation it settled.

On January 28, 2010, the Company issued 941,514 shares of common stock as payment in full of outstanding balances due to Mr. Walters totaling $105,000.  The Company recorded a stock based compensation charge of $123,788 for the difference between the fair value of the common stock issued on this date and the $105,000 obligation it settled.

NOTE 9 – DISCONTINUED OPERATIONS

On February 10, 2010, the Company completed the sale of all of its oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.

The following schedule shows the assets of the discontinued operations as of January 31, 2010:

Pawnee County Lease	$1,000,000

Total	$1,000,000

The following schedule shows the liabilities of the discontinued operations as of January 31, 2010:

Notes payable	$1,000,000

Total	$1,000,000

The Company’s loss from discontinued operations, for the fiscal quarter ended January 31, 2010 and 2009, totaled $0 and $14,256, respectively.  The Company’s loss from discontinued operations since inception through January 31, 2010, totaled $328,496.  Prior year financial statements have been restated to present the discontinued operations.

NOTE 10 – SUBSEQUENT EVENTS

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

William McKay, the Company’s new Chief Executive Officer and Director, was the Chief Executive officer of HAC and his wife, Nikki Lynn McKay, is the sole member of HAC.

Following completion of the HAC acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 9 – Discontinued Operations for further discussion.

On February 1, 2010, we entered into an Employment Agreement with William McKay, the Chairman of our Board of Directors and our Chief Executive Officer.  Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of our common stock (to be issued in 300,000 share blocks on a quarterly basis). The initial term of the Employment Agreement will expire on January 31, 2011 and will automatically renew for additional one-year terms unless either party provides notice of non-renewal prior to July 31 in any term.

In February 1, 2010, the Company issued to Cardiff 2,500,000 shares of the Company’s common stock, a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.  See Note 4 for further discussion.

On February 15, 2010, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”).  MBA is a FINRA registered firm.  David Walters, our director, is a member of (and owns 50% of the ownership interests in) MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   MBA will receive fees equal to (a) 8% of the gross proceeds raised by us in any private placement (plus warrants to purchase 8% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) up to 5% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement will expire on February 15, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, “we,” “us” and “our” refer to Trans-Pacific Aerospace Company, Inc., a Nevada corporation.  The following Management’s Discussion and Analysis of Financial Condition and Results of Operation provide information that we believe is relevant to an assessment and understanding of our financial condition and results of operations.  The following discussion should be read in conjunction with our financial statements and notes thereto included with this Quarterly Report on Form 10-Q, and all our other filings, including Current Reports on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) through the date of this report.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes both historical and forward-looking statements, which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations.  Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.  Such statements are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated. Forward-looking statements should not be read as a guarantee of future performance or results and will probably not be accurate indications of when such performance or results will be achieved.  Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  You should review carefully the section entitled “Risk Factors” beginning on page 4 of our Annual Report on Form 10-K for a discussion of certain of the risks that could cause our actual results to differ from those expressed or suggested by the forward-looking statements.

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

Overview

We design, manufacture and sell aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.  These parts have applications in both newly constructed platforms and as spares for existing platforms.  Our initial products are self-lubricating spherical bearings that help with several flight-critical tasks, including aircraft flight controls and landing gear.   To date, our operations have focused on product design and engineering.  We have not commenced commercial manufacture or sales of our products.

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

Our aircraft component business was acquired on February 1, 2010 and is not reflected in our historical financial statements for the fiscal quarters ended January 31, 2010 and 2009.

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

Results of Operations

Three Months Ended January 31, 2010, Compared to Three Months Ended January 31, 2009

Revenues

We have only recently entered the aerospace component business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the third quarter of fiscal year 2010.  Revenues from our oil and gas business have been retroactively reclassified to the loss from discontinued operations on the statement of operations.

Operating Expenses

Operating expenses from continuing operations totaled $264,351 for the fiscal quarter ended January 31, 2010 compared to $6,506 for the comparable period in the prior year.  The current period operating expenses primarily consist of a non-cash stock based compensation charge recorded of $182,735 for the 448,340 shares of our common stock issued for payment on outstanding liabilities pursuant to our Amended Support Services Agreement with Cardiff Partners, LLC and 941,514 shares of our common stock issued for payment on outstanding wages pursuant to an employment agreement with David Walters, our Director and former Chief Executive Officer. Operating expenses for the quarter year ended January 31, 2010 also include $30,000 of consulting fees, $13,061 of other professional fees, and $38,555 of other general and administrative expenses.

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

Pursuant to FASB standards, we have retro-actively presented our oil and gas business as discontinued operations.  We incurred losses from discontinued operations of $0 and $14,256 for the fiscal quarter ended January 31, 2010 and 2009, respectively.  Our loss from discontinued operations since inception through January 31, 2010, totaled $328,496.  Prior year financial statements have been restated to present the discontinued operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses from continuing operations of $284,351 and $26,506 for the quarters ended January 31, 2010 and 2009, respectively and have an accumulated deficit of $1,235,557 at January 31, 2010.  At January 31, 2010, we had cash and cash equivalents of $10,068.

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

Off-Balance Sheet Arrangements

As of January 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of the standards issued by FASB.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Recently Issued Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

In May 2009, the FASB issued a standard on subsequent events.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). It requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted the standard.

In September 2006, the FASB adopted a standard for fair value measurements.  This standard establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement.  As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of nonperformance for a liability.  The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period.  The adoption of this standard related to financial assets and liabilities did not have a material impact on the Company's financial statements.  We are currently evaluating the impact, if any, that this standard may have on our future financial statements related to non-financial assets and liabilities.

In October 2008, the FASB issued a standard for determining the fair value of a financial asset when the market for that asset is not active.  We have concluded that the application of this standard did not have a material impact on our financial position and results of operations as of and for the three months ended January 31, 2010.

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

On December 22, 2009, we entered into a stock purchase agreement with an accredited investor for the sale of 400,000 shares of our common stock at a purchase price of $0.25 per share.  The sale of 72,000 shares closed on December 24, 2009.  The sale of an additional 20,000 shares closed on January 20, 2010.  Our securities were offered and sold solely to an accredited investor in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended since the issuances did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On January 15, 2010, the Company entered into a stock purchase agreement with an accredited investor for the sale of 120,000 shares of its common stock at a purchase price of $0.25 per share.  The sale closed on January 15, 2010. Our securities were offered and sold solely to an accredited investor in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended since the issuances did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On January 28, 2010, we issued 448,340 shares of common stock to Cardiff Partners, LLC as payment in full of $50,000 of outstanding balances due to Cardiff under our support services agreement with Cardiff. Our securities were offered and sold solely to an accredited investor in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended since the issuances did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On January 28, 2010, we issued 941,514 shares of common stock to David Walters, our director and former chief executive officer, as payment in full of outstanding balances due to Mr. Walters totaling $105,000 under his employment agreement with us.  Our securities were offered and sold solely to an accredited investor in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended since the issuances did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On February 12, 2010, stockholders holding a majority of our outstanding voting power gave their signed written consent to action without a meeting to approve an amendment to our Articles of Incorporation to change our corporate name from “Pinnacle Energy Corp.” to “Trans-Pacific Aerospace Company, Inc.”  The corporate name change became effective on February 17, 2010.

Item 5. Other Information.

On February 1, 2010, we entered into an Employment Agreement with William McKay, the Chairman of our Board of Directors and our Chief Executive Officer.  Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of our common stock (to be issued in 300,000 share blocks on a quarterly basis). The initial term of the Employment Agreement will expire on January 31, 2011 and will automatically renew for additional one-year terms unless either party provides notice of non-renewal prior to July 31 in any term.

On February 15, 2010, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”).  MBA is a FINRA registered firm.  David Walters, our director, is a member of (and owns 50% of the ownership interests in) MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   MBA will receive fees equal to (a) 8% of the gross proceeds raised by us in any private placement (plus warrants to purchase 8% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) up to 5% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement will expire on February 15, 2011.

Item 6. Exhibits.

No.	Description

Exhibit 10.1	Employment Agreement with William McKay, the Chairman of our Board of Directors and our Chief Executive Officer, Dated February 1, 2010*

Exhibit 10.2	Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC, Dated February 15, 2010*

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 3.1	Certificate of Amendment to Articles of Incorporation*
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 12, 2010	Trans-Pacific Aerospace Company, Inc.

By:	/s/ William Reed McKay
William Reed McKay, Chief Executive Officer

By:	/s/ Matt Szot
Matt Szot, Chief Financial Officer

EXHIBIT INDEX

No.	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*