Form 10-Q
period 2010-04-30
Trans-Pacific Aerospace Company, Inc.
filed 2010-06-21
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

The number of shares outstanding of each of the issuer’s classes of equity as of June 17, 2010: 26,729,937 shares of common stock, par value $0.001 per share.

i

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(FORMERLY PINNACLE ENERGY CORP.)

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Balance Sheets – April 30, 2010 (Unaudited) and October 31, 2009	1

	Statements of Operations - (Unaudited) Three and Six Months Ended April 30, 2010 and 2009 and for the period of inception, from June 5, 2007 through April 30, 2010	2

	Statements of Cash Flows - (Unaudited) Six Months Ended April 30, 2010 and 2009 and for the period of inception, from June 5, 2007 through April 30, 2010	3

	Statements of Stockholders Equity (Unaudited) – For the Period Ended April 30, 2010	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Financial Condition and Results	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	[Removed and Reserved]	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

ii

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(Formerly Pinnacle Energy Corp.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	April 30,	October 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,716	$7,417
Cash - restricted (Godfrey)	1,200,000	-
Total current assets	1,201,716	7,417

Tooling	82,500	-
Intangible assets - intellectual property	2,469,404	-
Assets of discontinued operations, net	-	1,000,000

Total assets	$3,753,620	$1,007,417

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$29,662	$37,557
Accrued salary and payroll taxes	4,200	66,948
Accrued interest payable	15,151	93,335
Note payable - related party	200,000	-
Convertible note payable, net of debt discount of $16,219
and $0, respectively	243,781	-
Total current liabilities	492,794	197,840

Notes payable, related to discontinued operations	-	1,000,000

Total liabilities	492,794	1,197,840

Stockholders' equity (deficit)
Preferred stock, 5,000,000 shares authorized. No shares issued
and outstanding at April 30, 2010 and October 31, 2009	-	-
Common stock, par value $0.001, 150,000,000 shares authorized
23,901,937 shares issued and outstanding at April 30, 2010 and,
11,192,083 shares issued and outstanding at October 31, 2009	23,902	11,192
Additional paid-in capital	3,242,572	749,591
Non-controlling interest	1,826,026	-
Common stock payable	104,960	-
Deficit accumulated during the development stage	(1,936,634)	(951,206)

Total stockholders' equity (deficit)	3,260,826	(190,423)

Total liabilities and stockholders' equity (deficit)	$3,753,620	$1,007,417

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(Formerly Pinnacle Energy Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					of Inception,
	For the		For the		from June 5,
	Three Months Ended		Six Months Ended		2007, through
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010

Operating expenses
Professional fees	$20,425	$-	$33,486	$-	$62,342
Consulting	30,000	-	60,000	-	100,000
Stock based compensation	672,000	-	854,735	-	1,234,235
Other general and administrative	84,493	4,443	123,048	10,948	203,844

Total operating expenses	806,918	4,443	1,071,269	10,948	1,600,421

Operating loss from continuing operations	(806,918)	(4,443)	(1,071,269)	(10,948)	(1,600,421)

Interest expense, net	(9,686)	(20,000)	(29,686)	(40,000)	(123,019)

Net loss from continuing operations	$(816,604)	$(24,443)	$(1,100,955)	$(50,948)	$(1,723,440)

Discontinued operations
Net gain (loss) from discontinued operations	115,527	(4,629)	115,527	(18,885)	(213,194)

Net loss	$(701,077)	$(29,072)	$(985,428)	$(69,833)	$(1,936,634)

Basic and dilutive net loss from continuing
operations per share	$(0.035)	$(0.002)	$(0.064)	$(0.003)

Basic and dilutive net loss from discontinued
operations per share	$0.005	$(0.000)	$0.007	$(0.001)

Weighted average number of common
shares outstanding, basic and diluted	23,313,712	15,840,000	17,202,418	15,840,000

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(Formerly Pinnacle Energy Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			For the Period
			of Inception
	Six Months Ended		from June 5,
	April 30,		2007, through
	2010	2009	April 30, 2010
Cash flows from operating activities:
Net loss from continuing operations	$(1,100,955)	$(50,948)	$(1,723,440)
Gain (loss) from discontinued operations	115,527	(18,885)	(213,194)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Stock based compensation	854,735	-	1,234,235
Amortization of debt discount	4,114	-	4,114
Gain on disposal of discontinued assets	(115,527)	-	(115,527)
Depreciation expense	-	5,000	17,500
Loss from settlment with common stock	22,460	-	22,460
Impairment of fixed assets	-	-	82,500
Impairment of oil & gas interests	-	-	190,000
Change in operating assets and liabilities:
Accounts receivable	-	19,006	-
Accounts payable and accrued expenses	42,105	-	79,662
Accrued salary and payroll taxes	42,252	-	109,200
Accrued interest payable	25,606	40,000	118,941
Net cash provided by (used in) operating activities	(109,683)	(5,827)	(193,549)

Cash flows from investing activities
Notes receivable	(26,000)	-	(26,000)
Equipment	-	-	(100,000)
Oil & gas working interest	-	-	(100,000)
Net cash used in investing activities	(26,000)	-	(226,000)

Cash flows from financing activities:
Common stock issued for cash	129,982	-	421,265
Net cash provided by financing activities	129,982	-	421,265

Net increase (decrease) in cash	(5,701)	(5,827)	1,716
Cash, beginning of the period	7,417	9,368	-

Cash, end of the period	$1,716	$3,541	$1,716

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on
outstanding liabilities	$50,000	$-	$50,000
Common stock issued for payment on
outstanding wages	$105,000	$-	$105,000
Retirement of common shares	$-	$-	$5,250
Acquisition of oil and gas properties in exchange
for note payable	$-	$-	$1,000,000
Acquisition of tooling assets	$82,500	$-	$82,500
Acquisition of intellectual property	$2,469,404	$-	$2,469,404
Acquisition of Godfrey interests	$1,200,000	$-	$1,200,000

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(Formerly Pinnacle Energy Corp.)
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)
(Unaudited)

						Deficit
						Accumulated
			Additional	Non-		during the
	Common Stock		Paid-In	Controlling	Common Stock	Development
	Shares	Amount	Capital	Interest	Payable	Stage	Total

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$-	$-	$(951,206)	$(190,423)

Common stock issued for cash on
December 24, 2009 at $0.25 per share	72,000	72	17,928	-	-	-	18,000
Common stock issued for cash on
January 15, 2010 at $0.25 per share	120,000	120	29,862	-	-	-	29,982
Common stock issued for cash on
January 20, 2010 at $0.25 per share	20,000	20	4,980	-	-	-	5,000
Common stock issued for payment on
outstanding liabilities	448,340	448	108,499	-	-	-	108,947
Common stock issued for payment on
outstanding wages	941,514	942	227,846	-	-	-	228,788
Common stock issued for services on
February 1, 2010	2,500,000	2,500	620,000	-	-	-	622,500
Common stock issued for acquisition of aerospace
assets on February 1, 2010	8,000,000	8,000	1,984,000	-	-	-	1,992,000
Common stock issued for cash on
February 16, 2010 at $0.25 per share	80,000	80	19,920	-	-	-	20,000
Common stock issued for cash on
March 24, 2010 at $0.25 per share	60,000	60	14,940	-	-	-	15,000
Acquisition of 25% interest in Godfrey (China)
Limited on March 30, 2010	-	-	1,200,000	-	-	-	1,200,000
Non-controlling interest resulting from
acquisition of 25% interest in Godfrey
(China) Limited on March 30, 2010	-	-	(1,826,026)	1,826,026	-	-	-
Common stock issued for cash on
April 5, 2010 at $0.25 per share	168,000	168	41,832	-	-	-	42,000
Common stock payable for acquisition of
tooling asset on April 12, 2010	-	-	-	-	104,960	-	104,960
Common stock issued for employment services
on April 30, 2010	300,000	300	49,200	-	-	-	49,500
Net loss from continuing operations for the
six months ended April 30, 2010	-	-	-	-	-	(985,428)	(985,428)
Balances, April 30, 2010	23,901,937	$23,902	$3,242,572	$1,826,026	$104,960	$(1,936,634)	$3,260,826

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.
(Formerly Pinnacle Energy Corp.)
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – BACKGROUND AND ORGANIZATION

Organization

The Company was incorporated in the State of Nevada on June 5, 2007, as Gas Salvage Corp. for the purpose of engaging in the exploration and development of oil and gas.  In July 2008, the Company changed its name to Pinnacle Energy Corp.  On February 1, 2010, the Company completed the acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”).  The transaction was structured as an asset acquisition.  Following completion of the HAC acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 11 – Discontinued Operations for further discussion.

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

On September 1, 2008 the Company acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma for $1,000,000, payable September 1, 2013.  Interest at an annual rate of 8% is due monthly. The working interests consist of a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells and a 17% working interest (13.6% net revenue interest) in the remaining well.  Volumetric calculations of the wells have not yet been performed.  An examination as to whether the wells warrant impairment based on expected revenue hinges upon performance of volumetric calculations.  On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 11 – Discontinued Operations for further discussion.

The Company’s aircraft component business commenced on February 1, 2010.   To date, its operations have focused on product design and engineering.  The Company has not commenced commercial manufacture or sales of our products.

The Company designs, manufacture and sell aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.  These parts have applications in both newly constructed platforms and as spares for existing platforms.  The Company’s initial products are self-lubricating spherical bearings that help with several flight-critical tasks, including aircraft flight controls and landing gear.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss from continuing operations of $1,071,269 and a gain from discontinued operations of $115,527 during the six months ended April 30, 2010, and an accumulated deficit of $1,936,634 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. See Note 4 for further discussion. The consolidated financial statements include the accounts of Trans-Pacific Aerospace Company, Inc. and its controlled variable interest entity, Godfrey. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated VIE. Non-controlling interest is recorded in owners' equity on the consolidated balance sheet.

Unaudited Interim Financial Information

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

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at April 30, 2010 or October 31, 2009.

As of April 30, 2010, the variable interest entity (Godfrey) is consolidated into the Company’s consolidated financial statements.  Godfrey had $1,200,000 of cash on hand as of April 30, 2010.  These cash balances are not available to Trans-Pacific Aerospace Company, Inc. and accordingly have been classified as restricted on the consolidated balance sheets.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.  As of April 30, 2010 and October 31, 2009, there were no deposits in excess of federally insured limits.

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

Indefinite-lived Intangible Assets

The Company has an indefinite-lived intangible asset relating to purchased blueprints, formulas, designs and processes for manufacturing and production of self-lubricated spherical bearings, bushings and rod-end bearings. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB.  The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $1,936,634. The Company’s working capital has been primarily generated through the sales of common stock as well as revenue from its wells.  Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 6,000,000 Series A Warrants and 6,000,000 Series B Warrants outstanding as of April 30, 2010.  There were no potential dilutive securities as of April 30, 2009.

	For the		For the
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2010	2009	2010	2009

Net loss from continuing operations	$(816,604)	$(24,443)	$(1,100,955)	$(50,948)

Discontinued operations
Net gain (loss) from discontinued operations	115,527	(4,629)	115,527	(18,885)

Net loss	$(701,077)	$(29,072)	$(985,428)	$(69,833)

Basic and dilutive net loss from continuing
operations per share	$(0.035)	$(0.002)	$(0.064)	$(0.003)

Basic and dilutive net loss from discontinued
operations per share	$0.005	$(0.000)	$0.007	$(0.001)

Weighted average number of common
shares outstanding, basic and diluted	23,313,712	15,840,000	17,202,418	15,840,000

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

The company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.  During the fiscal year ended October 31, 2008 the company did not record any impairment charges. During the year ended October 31, 2009, the Company determined the Holmes well was impaired as of July 31, 2009 and accordingly, the Company recorded an impairment charge of $190,000 on the Holmes well and an impairment charge on equipment of $82,500 during the fiscal year ended October 31, 2009 which is reflected in the statement of operations.  During the six months ended April 30, 2010, the company did not record any impairment charges.

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

Recently Adopted and Recently Enacted Accounting Pronouncements

In December 2007, the FASB amended its existing standards for a parent's noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary. The new standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. The new standard requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent's equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any noncontrolling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment. The Company adopted the new standard effective July 1, 2009.

In April 2008, the FASB issued ASC 350-10, “Determination of the Useful Life of Intangible Assets.” ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, “Goodwill and Other Intangible Assets.” ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – ACQUISITION OF INTANGIBLE ASSETS

On February 1, 2010, the Company completed its acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”).  The transaction was structured as an asset acquisition in exchange for:

•	8,000,000 shares of the Company’s common stock.
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

•
The assumption by the Company of $260,000 of obligations under a convertible note.  The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011.   The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.  As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333.    Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note.  Debt discount expense totaled $4,114 for the three and six months ended April 30, 2010.   See Note 8 for further discussion.

•
The assumption by the Company of $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  See Note 6, 8, and 12 for further discussion.

•	Cancellation of $26,000 of HAC's secured promissory notes due to the Company.

The Company acquired intangible intellectual property including blueprints, formulas, designs and processes for manufacturing and production of self-lubricated spherical bearings, bushings and rod-end bearings.  The transaction was deemed to be an asset acquisition of research and development pursuant to the FASB standards.

The following table summarizes the entry recorded for the intangible assets acquired:

Intangible assets ‐intellectual property		$2,469,404
Debt discount on convertible note		20,333
Common stock		(8,000)
Additional paid in capital		(1,984,000)
Convertible note payable		(260,000)
Note payable ‐related party		(200,000)
Accrued interest on note payable		(11,737)
Cancellation of HAC note receivable		(26,000)
	$	‐

These intellectual property assets are deemed to be indefinite-lived and accordingly are not amortized.   The Company does perform an annual review for impairment.  There were no impairment indicators during the three months ended April 30, 2010.

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey.

Godfrey was determined to be a variable interest entity (“VIE”) with the Company being the primary beneficiary of the VIE.  The Company was determined to be the primary beneficiary of the VIE as Mr. McKay’s position and Godfrey’s (VIE) dependence on the Company’s technical expertise enable the Company to influence the daily operations and financial affairs of Godfrey (VIE).  Additionally, the Company would participate in any losses or returns of the VIE and the VIE is structured whereby a significant portion of its activities either involve or are conducted on behalf of the Company.   Pursuant to FASB standards, the Company consolidates the VIE since it is deemed to be the primary beneficiary.

The consolidated financial statements include the accounts of Trans-Pacific Aerospace Company, Inc. and its controlled variable interest entity, Godfrey. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated VIE. Non-controlling interest is recorded in owners' equity on the consolidated balance sheet.

It was determined that 50% or $1,234,702 of the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3) were contributed to Godfrey.  The non-controlling interest balance of $1,826,026 at April 30, 2010 is comprised of the following:

•	75% (or $900,000) of the $1,200,000 restricted cash held by Godfrey;

•	75% (or $926,026) of the $1,234,702 of the intellectual property contributed to Godfrey

William McKay, the Company’s  Chief Executive Officer and Chairman, is the Chief Executive Officer of Godfrey.

The Company determined that the fair value of the restricted cash and intangible assets involved in the transaction approximated their carrying values due to their nature (restricted cash) and recent acquisition (intangible assets). Further, due to the common management of both entities, a step-up in basis was not deemed appropriate under current accounting guidance.

NOTE 5 – PROPERTY AND EQUIPMENT

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

On April 12, 2010, the Company purchased $82,500 of tooling for its proprietary bearings.  The Company and the vendor agreed that 328,000 shares of common stock would be issued as payment in full for the tooling assets.  As the value of the common stock obligation totaled $104,960 at April 12, 2010 (the closing stock price was $0.32 per share on April 12, 2010), the Company recorded a common stock payable of $104,960 and recorded a corresponding loss on settlement with stock for $22,460 for the difference between the value of the common stock to be issued and the value of the tooling asset acquired.  On June 9 2010, the Company issued 328,000 shares of common stock to pay the obligation in full.  See Note 10 and Note 12 for further discussion.

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 29, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (formerly Strands Management Company, LLC) (the “Cardiff Agreement”).  Matt Szot, our Chief Financial Officer and Secretary, is the Chief Financial Officer of Cardiff.  David Walters, a director, owns a 50% interest and is a managing member of Cardiff.   Pursuant to the Cardiff Agreement, in consideration for providing certain services to the Company, Cardiff is entitled to a monthly fee in the amount of $10,000.   The Company also issued 50,000 shares of the Company’s common stock to Mr. Szot pursuant to the Cardiff Agreement.  The initial term of the Cardiff Agreement expires June 28, 2010. The Company incurred $60,000 in consulting fees under the terms of the agreement for the six months ended April 30, 2010 which is included in consulting expenses.  No amounts were incurred for the six months ended April 30, 2009.  On January 28, 2010, the Company issued 448,340 shares of common stock as payment in full of $50,000 of outstanding balances due to Cardiff.  As of April 30, 2010, $19,000 was outstanding under the agreement.

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

On June 29, 2009, the Company entered into an Employment Agreement with David Walters, member of the Company’s Board of Directors and its former Chief Executive Officer.  Under the agreement, which had a term of one year, Mr. Walters received a base salary of $180,000, plus 500,000 shares of the Company’s common stock.  On January 12, 2010, the Company amended the Employment Agreement with Mr. Walters.  Under the amended agreement, Mr. Walters had the option to accept payment of outstanding cash compensation owed to him under the agreement in the form of shares of the Company’s common stock.  The number of shares to be issued is calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to the Company.    The Company incurred $45,000 and $0 under the terms of the agreement for the six months ended April 30, 2010 and 2009, respectively.  On January 28, 2010, the Company issued 941,514 shares of common stock as payment in full of outstanding balances due to Mr. Walters totaling $105,000.  As of April 30, 2010, no amounts were outstanding under the agreement.

As part of the acquisition of intellectual property assets from HAC, the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.

On February 15, 2010, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”).  MBA is a FINRA registered firm.  David Walters, member of board of director, is a member of (and owns 50% of the ownership interests in) MBA. Under the agreement, MBA acts as the Company’s placement agent on an exclusive basis with respect to private placements of its capital stock and as its exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   MBA will receive fees equal to (a) 8% of the gross proceeds raised by the Company in any private placement (plus warrants to purchase 8% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) up to 5% of the total consideration paid or received by the Company or its stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement will expire on February 15, 2011.

NOTE 7 - NOTES RECEIVABLE

In December 2009 and January 2010, the Company advanced a total of $26,000 to Harbin Aerospace Company, LLC ("HAC") in exchange for HAC's secured promissory notes.  Upon completion of the Company's acquisition of HAC, the notes were cancelled.   See Note 3- Acquisition of Intangible Assets.

NOTE 8 – NOTES PAYABLE

The Company issued a promissory note to Futures Investment Corporation on September 1, 2008 for $1,000,000 as payment for an oil and gas working interest in Pawnee County, Oklahoma.  The note is payable on September 1, 2013.  Interest is payable monthly at the rate of 8% simple interest.  As of January 31, 2010, the Company was in default on the note, as the Company has not made the monthly interest payments.  On February 10, 2010, the Company completed the sale of all of its oil and gas business interest in exchange for cancellation of all obligations under the promissory note.  See Note 11 – Discontinued Operations for further discussion.

As part of the acquisition of intellectual property assets from HAC, the Company assumed $260,000 of obligations under a convertible note.  The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011.   The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.  As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333.    Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note.  Debt discount expense totaled $4,114 for the three and six months ended April 30, 2010.  The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment.

As part of the acquisition of intellectual property assets from HAC, the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  The note bears interest at 7% per annum and principal and interest are due and payable on March 31, 2011.  See Note 12 - Subsequent Events for further discussion.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business.  These agreements call for expense reimbursement and various payments upon performance of services.  See Note 6 for further discussion.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay.  Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The initial term of the Employment Agreement will expire on January 31, 2011 and will automatically renew for additional one-year terms unless either party provides notice of non-renewal prior to July 31 in any term.

Legal

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 10 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At April 30, 2010, there were 23,901,937 shares issued and outstanding.  At October 31, 2009, there were 11,192,083 shares issued and outstanding.

In July 2008, the Company completed a three-for-one stock split of the Company’s common stock.

On December 22, 2009, the Company entered into a stock purchase agreement with an accredited investor for the sale of 400,000 shares of its common stock at a purchase price of $0.25 per share.  The sale of 72,000 shares of common stock pursuant to this agreement closed on December 24, 2009.  The sale of 20,000 shares of common stock pursuant to this agreement closed on January 20, 2010.  The sale 80,000 shares of common stock pursuant to this agreement closed on February 16, 2010.   The sale 60,000 shares of common stock pursuant to this agreement closed on March 24, 2010.   The sale 168,000 shares of common stock pursuant to this agreement closed on April 5, 2010.

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

On February 1, 2010, the Company issued 8,000,000 shares of the Company’s common stock as part of the acquisition of intellectual property from HAC.  The shares were valued based on the closing stock price on the date of grant.  Pursuant to this agreement, the Company also issued (i) Series A common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.   The Series A warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015 and (ii) a Series B common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share.   The Series B warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018.

As compensation for the additional services, in February 2010 the Company issued to Cardiff 2,500,000 shares of the Company’s common stock, a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.  The shares were valued based on the closing stock price on the date of grant.

On April 30, 2010, the Company issued 300,000 shares of the Company’s common stock to Mr. McKay pursuant to his employment agreement.  The shares were valued based on the closing stock price on the date of grant.

NOTE 11 – DISCONTINUED OPERATIONS

On February 10, 2010, the Company completed the sale of all of its oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000 and accrued interest of $115,527.  The Company recorded a gain on disposal of assets totaling $115,527 for the three months ended April 30, 2010.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.

The Company’s gain from discontinued operations for the three and six months ended April 30, 2010 totaled $115,527.   The Company’s loss from discontinued operations for the three and six months ended April 30, 2009, totaled $4,629 and $18,885, respectively.  The Company’s loss from discontinued operations since inception through April 30, 2010, totaled $213,194.  Prior year financial statements have been restated to present the discontinued operations.

NOTE 12 – SUBSEQUENT EVENTS

On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011.  In June 2010, the Company issued 2,200,000 shares of common stock to the note holder reducing its principal obligation by $127,600 pursuant to conversion requests.

On June 5, 2010, the Company hired Equiti-trend as the Company’s public and investor relations, to perform public and investor relations under the terms set forth in the engagement letter.  Pursuant to the engagement letter, the Company agreed to issue Equiti-trend up to 1,800,000 shares of the Company’s restricted common stock as sole compensation for its services for a six-month service period.   The Company issued 300,000 restricted common shares upon execution of the agreement and will issue the remaining shares ratably over the remaining term of the agreement.

On June 9 2010, the Company issued 328,000 shares of common stock to satisfy the common stock payable of $104,960 in full for the tooling assets it acquired in April 2010.

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

Our aircraft component business commenced on February 1, 2010.   To date, our operations have focused on product design and engineering.  We have not commenced commercial manufacture or sales of our products.

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

Interest in Godfrey (China)

On March 30, 2010, we acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for our technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. To date, Godfrey has raised $1.2 million to fund operating expenses and the establishment of a manufacturing facility in mainland China. Godfrey has formed a Wholly Foreign Owned Enterprise (WFOE) in China through which it intends to do business in the domestic China market and export its goods globally.

In April 2010, Godfrey opened a production facility, in Zhongshan, Guangdong. That facility is currently preparing to enter the “qualification” process for approval by [the United States Navy].  If approved, the Zhongshan facility would be placed on the [Society of Automotive Engineers (SAE)] Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Zhongshan facility, located in close proximity to Hong Kong and Guangzhou would be the first facility in China qualified for the production of SAE-AS81820, SAE-AS81934 and SAE-As81935 spherical bearings, bushings and rod end bearings, components used extensively in commercial aircraft.

We currently anticipate the Zhongshan facility will enter the qualification process in July 2010 and will complete qualification in October 2010.  The current schedule would enable the Zhongshan facility to commence commercial deliveries in late calendar 2010 or early 2011.

William McKay, our Chief Executive Officer and Chairman, is the Chief Executive Officer of Godfrey

Godfrey was determined to be a variable interest entity (“VIE”) with the Company being the primary beneficiary of the VIE.  The Company was determined to be the primary beneficiary of the VIE as Mr. McKay’s position and Godfrey’s (VIE) dependence on the Company’s technical expertise enable the Company to influence the daily operations and financial affairs of Godfrey (VIE).  Additionally, the Company would participate in any losses or returns of the VIE and the VIE is structured whereby a significant portion of its activities either involve or are conducted on behalf of the Company.   Pursuant to FASB standards, the Company consolidates the VIE since it is deemed to be the primary beneficiary.

 The consolidated financial statements include the accounts of Trans-Pacific Aerospace Company, Inc. and its controlled variable interest entity, Godfrey. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated VIE. Non-controlling interest is recorded in owners' equity on the consolidated balance sheet.

Results of Operations

Three and Six Months Ended April 30, 2010, Compared to Three and Six Months Ended April 30, 2009

Revenues

We have only recently entered the aerospace component business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the fourth quarter of fiscal year 2010.  Revenues from our oil and gas business have been retroactively reclassified to the loss from discontinued operations on the statement of operations.

Operating Expenses

Operating expenses from continuing operations totaled $806,918 for the fiscal quarter ended April 30, 2010 compared to $4,443 for the comparable period in the prior year.  The current period operating expenses primarily consist of a non-cash stock based compensation charge recorded of $672,000 for the 2,500,000 shares of our common stock issued for services pursuant to our Amended Support Services Agreement with Cardiff Partners, LLC and 300,000 shares of our common stock issued pursuant to an employment agreement with William Reed McKay, our Chairman and Chief Executive Officer. Operating expenses for the quarter ended April 30, 2010 also include $30,000 of consulting fees, $20,425 of other professional fees, and $84,493 of other general and administrative expenses.

Operating expenses from continuing operations totaled $1,071,269 for the six months ended April 30, 2010 compared to $10,948 for the comparable period in the prior year.  The current period operating expenses primarily consist of a non-cash stock based compensation charge recorded of $854,735.  The stock based compensation charges are for the following: (i) 2,500,000 shares of our common stock issued for services pursuant to our Amended Support Services Agreement with Cardiff Partners, LLC, (ii) 300,000 shares of our common stock issued pursuant to an employment agreement with William Reed McKay, our Chairman and Chief Executive Officer, (iii) 448,340 shares of our common stock issued for payment on outstanding liabilities pursuant to our Amended Support Services Agreement with Cardiff Partners, LLC,  and (iv) 941,514 shares of our common stock issued for payment on outstanding wages pursuant to an employment agreement with David Walters, our Director and former Chief Executive Officer. Operating expenses for the six months ended April 30, 2010 also include $60,000 of consulting fees, $33,486 of other professional fees, and $123,048 of other general and administrative expenses.

We recently changed our principal business to the aerospace component business, and expect to continue to incur operating expenses to pursue our business plan.

Loss from Discontinued Operations

Following completion of the HAC asset acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interest in exchange for cancellation of all obligations under an outstanding promissory note.  We recorded a gain on disposal of assets totaling $115,527 for the three months ended April 30, 2010.  Pursuant to FASB standards, we have retro-actively presented our oil and gas business as discontinued operations.

Our gain from discontinued operations for the three and six months ended April 30, 2010 totaled $115,527.   Our loss from discontinued operations for the three and six months ended April 30, 2009, totaled $4,629 and $18,885, respectively.  Our loss from discontinued operations since inception through April 30, 2010, totaled $213,194.  Prior year financial statements have been restated to present the discontinued operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses from continuing operations of $1,071,269 and $10,948 for the six months ended April 30, 2010 and 2009, respectively and have an accumulated deficit of $1,936,634 at April 30, 2010.  At April 30, 2010, we had cash balances of $1,716.  At April 30, 2010, our variable interest entity (Godfrey) is consolidated into our consolidated financial statements.  Godfrey had $1,200,000 of cash on hand as of April 30, 2010.  These cash balances are not available to Trans-Pacific Aerospace Company, Inc. and accordingly have been classified as restricted on our consolidated balance sheets.

We have not yet established a source of revenues to cover our operating costs and to allow us to continue as a going concern.  We do not expect to generate any revenues until at least the fourth quarter of fiscal year 2010.  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, significant additional capital resources.  Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

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

Off-Balance Sheet Arrangements

As of April 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

Consolidation of Variable Interest Entities

Godfrey was determined to be a variable interest entity (“VIE”) with the Company being the primary beneficiary of the VIE.  The Company was determined to be the primary beneficiary of the VIE as Mr. McKay’s position and Godfrey’s (VIE) dependence on the Company’s technical expertise enable the Company to influence the daily operations and financial affairs of Godfrey (VIE).  Additionally, the Company would participate in any losses or returns of the VIE and the VIE is structured whereby a significant portion of its activities either involve or are conducted on behalf of the Company.   Pursuant to FASB standards, the Company consolidates the VIE since it is deemed to be the primary beneficiary.

 The consolidated financial statements include the accounts of Trans-Pacific Aerospace Company, Inc. and its controlled variable interest entity, Godfrey. All significant intercompany balances and transactions have been eliminated. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated VIE. Non-controlling interest is recorded in owners' equity on the consolidated balance sheet.

Recently Issued Accounting Pronouncements

In December 2007, the FASB amended its existing standards for a parent's noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary. The new standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. The new standard requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent's equity; that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and that if a subsidiary is deconsolidated, the parent measure at fair value any noncontrolling equity investment that the parent retains in the former subsidiary and recognize a gain or loss in net income based on the fair value of the non-controlling equity investment. The Company adopted the new standard effective July 1, 2009.

In April 2008, the FASB issued ASC 350-10, "Determination of the Useful Life of Intangible Assets." ASC 350-10 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10, "Goodwill and Other Intangible Assets." ASC No. 350-10 is effective for fiscal years beginning after December 15, 2008. The adoption of this ASC did not have a material impact on the Company's consolidated financial statements.

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

In October 2008, the FASB issued a standard for determining the fair value of a financial asset when the market for that asset is not active.  We have concluded that the application of this standard did not have a material impact on our financial position and results of operations as of and for the three months ended April 30, 2010.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

Item 5.	Other Information.

Item 6.	Exhibits.

No.	Description

Exhibit 3.1	Bylaws*
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 21, 2010	Trans-Pacific Aerospace Company, Inc.

By:	/s/ William Reed McKay
William Reed McKay, Chief Executive Officer

By:	/s/ Matt Szot
Matt Szot, Chief Financial Officer

EXHIBIT INDEX

No.	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*