Form 10-Q
period 2010-07-31
Trans-Pacific Aerospace Company, Inc.
filed 2010-10-20
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______

Commission file number: 333-148447

Trans-Pacific Aerospace Company, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-4613360
(State of Incorporation)	(IRS Employer Ident. No.)

2975 Huntington Drive, Suite 107 San Marino, CA	91108
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number: (626) 755-1211

30950 Ranch Viejo Road, Suite 120 , San Juan Capistrano, CA 92675
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

The number of shares outstanding of each of the issuer’s classes of equity as of October 20, 2010: 29,393,586 shares of common stock, par value $0.001 per share.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – July 31, 2010 (Unaudited) and October 31, 2009	1

	Statements of Operations - (Unaudited) Three and Nine Months Ended July 31, 2010 and 2009 and for the period of inception, from June 5, 2007 through July 31, 2010	2

	Statements of Cash Flows - (Unaudited) Nine Months Ended July 31, 2010 and 2009 and for the period of inception, from June 5, 2007 through July 31, 2010	3

	Statements of Stockholders Equity (Unaudited) – For the Period Ended July 31, 2010	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Financial Condition and Results	[__]

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	[Removed and Reserved]	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

i

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31,	October 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$61	$7,417
Cash - restricted (Godfrey)	883,768	-
Due from related party	66,400	-
Total current assets	950,229	7,417

Tooling	82,500	-
Intangible assets - intellectual property	2,469,404	-
Assets of discontinued operations, net	-	1,000,000
Total assets	$3,502,133	$1,007,417

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$53,959	$27,557
Accounts payable - related party	49,500	10,000
Accrued expenses - related party	11,500	-
Accrued salary and payroll taxes	7,958	66,948
Accrued interest payable	1,017	93,335
Convertible note payable - related party, net of debt discount
of $74,046 and $0, respectively	14,809	-
Convertible note payable, net of debt discount of $11,892
and $0, respectively	248,108	-
Total current liabilities	386,851	197,840

Notes payable, related to discontinued operations	-	1,000,000

Total liabilities	386,851	1,197,840

Stockholders' equity (deficit)
Preferred stock, 5,000,000 shares authorized. No shares issued
and outstanding at July 31, 2010 and October 31, 2009	-	-
Common stock, par value $0.001, 150,000,000 shares authorized.
26,729,937 shares issued and outstanding at July 31, 2010 and
11,192,083 shares issued and outstanding at October 31, 2009	26,730	11,192
Additional paid-in capital	3,733,759	749,591
Non-controlling interest	1,642,102	-
Common stock payable	298,650	-
Deficit accumulated during the development stage	(2,585,959)	(951,206)

Total stockholders' equity (deficit)	3,115,282	(190,423)

Total liabilities and stockholders' equity (deficit)	$3,502,133	$1,007,417

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					of Inception,
	For the		For the		from June 5,
	Three Months Ended		Nine Months Ended		2007, through
	July 31,		July 31,		July 31,
	2010	2009	2010	2009	2010

Operating expenses
Professional fees	$29,125	$-	$62,611	$-	$91,467
Consulting	36,000	-	96,000	-	136,000
Other general and administrative	619,067	379,500	1,596,850	390,448	2,057,146

Total operating expenses	684,192	379,500	1,755,461	390,448	2,284,613

Operating loss from continuing operations	(684,192)	(379,500)	(1,755,461)	(390,448)	(2,284,613)

Interest expense, net	(149,057)	(20,000)	(178,743)	(60,000)	(272,076)

Net loss from continuing operations	$(833,249)	$(399,500)	$(1,934,204)	$(450,448)	$(2,556,689)

Discontinued operations
Net gain (loss) from discontinued operations	-	(314,963)	115,527	(333,848)	(213,194)

Net loss including non-controlling interests	$(833,249)	$(714,463)	$(1,818,677)	$(784,296)	$(2,769,883)
Net loss attributable to non-controlling interests	(183,924)	-	(183,924)	-	(183,924)
Net loss attributable to Trans-Pacific Aerospace Company, Inc.	$(649,325)	$(714,463)	$(1,634,753)	$(784,296)	$(2,585,959)

Basic and dilutive net loss from continuing operations per share	$(0.033)	$(0.03)	$(0.10)	$(0.03)

Basic and dilutive net loss from discontinued operations per share	$-	$(0.02)	$0.01	$(0.02)

Basic and dilutive net loss attributable to Trans-Pacific Aerospace Company, Inc. per share	$(0.026)	$(0.05)	$(0.08)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	25,418,850	14,205,217	19,971,325	15,289,084

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			of Inception
	Nine Months Ended		from June 5,
	July 31,		2007, through
	2010	2009	July 31, 2010
Cash flows from operating activities:
Net loss from continuing operations	$(1,934,204)	$(450,448)	$(2,556,689)
Gain (loss) from discontinued operations	115,527	(333,848)	(213,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,198,385	379,500	1,577,885
Amortization of debt discount	150,850	-	150,850
Gain on disposal of discontinued assets	(115,527)	-	(115,527)
Depreciation expense	-	7,500	17,500
Loss from settlment with common stock	22,460	-	22,460
Impairment of fixed assets	-	82,500	82,500
Impairment of oil & gas interests	-	190,000	190,000
Change in operating assets and liabilities:
Accounts receivable	-	19,006	-
Due from related party	(66,400)	-	(66,400)
Accounts payable and accrued expenses	115,902	19,685	153,459
Accrued expenses - related party	11,500	-	11,500
Accrued salary and payroll taxes	46,010	16,737	112,958
Accrued interest payable	27,927	60,000	121,262
Net cash used in operating activities	(427,570)	(9,368)	(511,436)

Cash flows from investing activities
Restricted cash acquired in acquisition	1,200,000		1,200,000
Notes receivable	(26,000)	-	(26,000)
Equipment	-	-	(100,000)
Oil & gas working interest	-	-	(100,000)
Net cash provided by investing activities	1,174,000	-	974,000

Cash flows from financing activities:
Common stock issued for cash	129,982	-	421,265
Net cash provided by financing activities	129,982	-	421,265

Net increase (decrease) in cash	876,412	(9,368)	883,829
Cash, beginning of the period	7,417	9,368	-

Cash, end of the period	$883,829	$-	$883,829

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$50,000	$-	$50,000
Common stock issued for payment on outstanding wages	$105,000	$-	$105,000
Common stock issued for conversion of notes payable	$127,600	$-	$127,600
Retirement of common shares	$-	$-	$5,250
Acquisition of oil and gas properties in exchange for note payable	$-	$-	$1,000,000
Acquisition of tooling assets	$82,500	$-	$82,500
Acquisition of intellectual property	$2,469,404	$-	$2,469,404
Acquisition of Godfrey interests	$1,200,000	$-	$1,200,000
Beneficial conversion feature of convertible note payable	$216,455	$-	$216,455

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

						Deficit
						Accumulated
			Additional			during the
	Common Stock		Paid-In	Non-Controlling	Common Stock	Development
	Shares	Amount	Capital	Interest	Payable	Stage	Total

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$-	$-	$(951,206)	$(190,423)

Common stock issued for cash on December 24, 2009 at $0.25 per share	72,000	72	17,928	-	-	-	18,000
Common stock issued for cash on January 15, 2010 at $0.25 per share	120,000	120	29,862	-	-	-	29,982
Common stock issued for cash on January 20, 2010 at $0.25 per share	20,000	20	4,980	-	-	-	5,000
Common stock issued for payment on outstanding liabilities	448,340	448	108,499	-	-	-	108,947
Common stock issued for payment on outstanding wages	941,514	942	227,846	-	-	-	228,788
Common stock issued for services on February 1, 2010	2,500,000	2,500	620,000	-	-	-	622,500
Common stock issued for acquisition of aerospace assets on February 1, 2010	8,000,000	8,000	1,984,000	-	-	-	1,992,000
Common stock issued for cash on February 16, 2010 at $0.25 per share	80,000	80	19,920	-	-	-	20,000
Common stock issued for cash on March 24, 2010 at $0.25 per share	60,000	60	14,940	-	-	-	15,000
Acquisition of 25% interest in Godfrey (China) Limited on March 30, 2010	-	-	1,200,000	-	-	-	1,200,000
Non-controlling interest resulting from acquisition of 25% interest in Godfrey (China) Limited on March 30, 2010	-	-	(1,826,026)	1,826,026	-	-	-
Common stock issued for cash on April 5, 2010 at $0.25 per share	168,000	168	41,832	-	-	-	42,000
Common stock issued for employment services on April 30, 2010	300,000	300	49,200	-	-	-	49,500
Beneficial conversion feature of convertible note payable	-	-	216,455	-	-	-	216,455
Common stock issued on June 9, 2010 for acquisition of tooling asset	328,000	328	104,632	-	-	-	104,960
Common stock issued for conversion of note payable on June 9, 2010	1,200,000	1,200	68,400	-	-	-	69,600
Common stock issued for services on June 9, 2010	300,000	300	44,700	-	-	-	45,000
Common stock issued for conversion of notes payable on on June 15, 2010	1,000,000	1,000	57,000	-	-	-	58,000
Common stock payable for Board of Directors services on July 31, 2010		-	-	-	21,750	-	21,750
Common stock payable for employment services on July 31, 2010	-	-	-	-	74,700	-	74,700
Common stock payable for services on July 31, 2010	-	-	-	-	202,200	-	202,200
Net loss from continuing operations for the nine months ended July 31, 2010	-	-	-	(183,924)	-	(1,634,753)	(1,818,677)
Balances, July 31, 2010	26,729,937	$26,730	$3,733,759	$1,642,102	$298,650	$(2,585,959)	$3,115,282

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.
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

The Company designs, manufactures and sells aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels. These parts have applications in both newly constructed platforms and as spares for existing platforms. The Company’s initial products are self-lubricating spherical bearings that help with several flight-critical tasks, including aircraft flight controls and landing gear.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from continuing operations of $1,934,204 and a gain from discontinued operations of $115,527 during the nine months ended July 31, 2010, and an accumulated deficit of $2,585,959 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at July 31, 2010 or October 31, 2009.

As of July 31, 2010, the variable interest entity (Godfrey) is consolidated into the Company’s consolidated financial statements. Godfrey had $883,768 of cash on hand as of July 31, 2010. These cash balances are not available to Trans-Pacific Aerospace Company, Inc. and accordingly have been classified as restricted on the consolidated balance sheets.

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

Beneficial conversion features
From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $2,585,959. The Company’s working capital has been primarily generated through the sales of common stock as well as revenue from its wells. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 6,000,000 Series A Warrants and 6,000,000 Series B Warrants outstanding as of July 31, 2010 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive. There were no potential dilutive securities as of July 31, 2009.

	For the		For the
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Net loss from continuing operations	$(833,249)	$(399,500)	$(1,934,204)	$(450,448)

Discontinued operations
Net gain (loss) from discontinued operations	-	(314,963)	115,527	(333,848)

Net loss including non-controlling interests	$(833,249)	$(714,463)	$(1,818,677)	$(784,296)
Net loss attributable to non-controlling interests	(183,924)	-	(183,924)	-
Net loss attributable to Trans-Pacific Aerospace Company, Inc.	$(649,325)	$(714,463)	$(1,634,753)	$(784,296)

Basic and dilutive net loss from continuing
operations per share	$(0.033)	$(0.03)	$(0.10)	$(0.03)

Basic and dilutive net loss from discontinued
operations per share	$-	$(0.02)	$0.01	$(0.02)

Basic and dilutive net loss attributable to Trans-Pacific
Aerospace Company, Inc. per share	$(0.026)	$(0.05)	$(0.08)	$(0.05)

Weighted average number of common
shares outstanding, basic and diluted	25,418,850	14,205,217	19,971,325	15,289,084

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

•
The assumption by the Company of $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. Debt discount expense totaled $4,327 and $8,441 for the three and nine months ended July 31, 2010, respectively. See Note 8 for further discussion.

•
The assumption by the Company of $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer. See Note 6 and 8 for further discussion.

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

The following table summarizes the entry recorded for the intangible assets acquired:

Intangible assets - intellectual property	$2,469,404
Debt discount on convertible note	20,333
Common stock	(8,000)
Additional paid in capital	(1,984,000)
Convertible note payable	(260,000)
Note payable - related party	(200,000)
Accrued interest on note payable	(11,737)
Cancellation of HAC note receivable	(26,000)
$-

These intellectual property assets are deemed to be indefinite-lived and accordingly are not amortized. The Company does perform an annual review for impairment. There were no impairment indicators during the three and nine months ended July 31, 2010.

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

It was determined that 50% or $1,234,702 of the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3) were contributed to Godfrey. The non-controlling interest balance of $1,642,102 at July 31, 2010 is comprised of the following:

•	75% (or $900,000) of the $1,200,000 restricted cash initially held by Godfrey at the time of the acquisition;
•	75% (or $926,026) of the $1,234,702 of the intellectual property contributed to Godfrey
•	Less 75% (or $183,924) of the net loss of Godfrey for the three months ended July 31, 2010

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

On April 12, 2010, the Company purchased $82,500 of tooling for its proprietary bearings. The Company and the vendor agreed that 328,000 shares of common stock would be issued as payment in full for the tooling assets. As the value of the common stock obligation totaled $104,960 at April 12, 2010 (the closing stock price was $0.32 per share on April 12, 2010), the Company recorded in equity $104,960 and recorded a corresponding loss on settlement with stock for $22,460 for the difference between the value of the common stock to be issued and the value of the tooling asset acquired. On June 9 2010, the Company issued 328,000 shares of common stock to pay the obligation in full. In May 2010, the Company sold the tooling to Godfrey. Gains from the sale of the tooling assets are eliminated in consolidation. See Note 6, 10 and Note 12 for further discussion.

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 29, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (formerly Strands Management Company, LLC) (the “Cardiff Agreement”). Matt Szot, our former Chief Financial Officer and former Secretary, is the Chief Financial Officer of Cardiff. Keith Moore and David Walters, former members of our board of directors, each own a 50% interest and is a managing member of Cardiff. Pursuant to the Cardiff Agreement, in consideration for providing certain services to the Company, Cardiff is entitled to a monthly fee in the amount of $10,000.  The Company also issued 50,000 shares of the Company’s common stock to Mr. Szot pursuant to the Cardiff Agreement. The initial term of the Cardiff Agreement expired June 28, 2010. The Company incurred $90,500 and $10,000 in consulting fees under the terms of the agreement for the nine months ended July 31, 2010 and 2009, respectively, which is included in consulting expenses. On January 28, 2010, the Company issued 448,340 shares of common stock as payment in full of $50,000 of outstanding balances due to Cardiff. As of July 31, 2010, $49,500 was outstanding under the agreement.

On January 12, 2010, the Company amended the Cardiff Agreement. Under the amended Cardiff Agreement, Cardiff has the option to accept payment of outstanding cash compensation owed to it under its agreements with the Company in the form of shares of our common stock. The number of shares to be issued will be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to us. In addition, under the amended Cardiff Agreement, Cardiff has provided and will provide the Company with transaction execution support services in connection with the HAC transaction, including due diligence, business review of relevant transaction documentation and audit support. As compensation for the additional services, in February 2010 the Company issued to Cardiff 2,500,000 shares of the Company’s common stock, a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock. The Series A warrant has an exercise price of $0.50 and becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015. The Series B warrant has an exercise price of $1.00 and becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018.

On June 29, 2009, the Company entered into an Employment Agreement with David Walters, its former Chief Executive Officer and former member of its Board of Directors. Under the agreement, which had a term of one year, Mr. Walters received a base salary of $180,000, plus 500,000 shares of the Company’s common stock. On January 12, 2010, the Company amended the Employment Agreement with Mr. Walters. Under the amended agreement, Mr. Walters had the option to accept payment of outstanding cash compensation owed to him under the agreement in the form of shares of the Company’s common stock. The number of shares to be issued is calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to the Company. The Company incurred $45,000 and $15,000 under the terms of the agreement for the nine months ended July, 2010 and 2009, respectively. On January 28, 2010, the Company issued 941,514 shares of common stock as payment in full of outstanding balances due to Mr. Walters totaling $105,000. As of July 31, 2010, no amounts were outstanding under the agreement. On October 19, 2010 the Placement Agency and Advisory Services Agreement was terminated by mutual agreement of the parties.

As part of the acquisition of intellectual property assets from HAC, the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer. On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC. The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note. The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011. In June 2010, the Company issued 2,200,000 shares of common stock to the note holder reducing its principal obligation by $127,600 pursuant to conversion requests.

On February 15, 2010, the Company entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”).  MBA is a FINRA registered firm.  Keith Moore and David Walters,  former members of the Company’s board of directors, are members of (and each owns 50% of the ownership interests in) MBA. Under the agreement, MBA acts as the Company’s placement agent on an exclusive basis with respect to private placements of its capital stock and as its exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   MBA will receive fees equal to (a) 8% of the gross proceeds raised by the Company in any private placement (plus warrants to purchase 8% of the number of shares of common stock issued or issuable by the Company in connection with the private placement) and (b) up to 5% of the total consideration paid or received by the Company or its stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement will expire on February 15, 2011.  On October 19, 2010 the Placement Agency and Advisory Services Agreement was terminated by mutual agreement of the parties.

In May, 2010, Harbin Aerospace Company, LLC received a payment of $132,880 from Godfrey (China) Limited in respect of the purchase price for equipment tooling that the Company provided to Godfrey.   Harbin Aerospace is 100% owned by our Chief Executive Officer and his wife.  Under the terms of our Asset Purchase Agreement with Harbin Aerospace, the payment from Godfrey was properly payable to us and not Harbin Aerospace.  Harbin Aerospace has since applied the full amount received from Godfrey in payment of expenses on our behalf.  As of July 31, 2010, our balance sheet reflects an amount due from Harbin Aerospace of $66,400 in respect of these funds.

On October 19, 2010, the Company entered into a settlement and release agreement with Cardiff Partners, LLC, Monarch Bay Associates, LLC, David Walters, Keith Moore and Matt Szot (collectively, the "Cardiff Parties") .   Under the settlement and release agreement, the Company terminated the Cardiff Agreement, the MBA Placement Agency and Advisory Services Agreement and all of the other agreements and arrangements with the Cardiff Parties in exchange for issuing 1,838,649 shares of the Company’s common stock to Cardiff Partners.   The Company also agreed to a mutual release of claims with the Cardiff Parties.

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

As part of the acquisition of intellectual property assets from HAC, the Company assumed $260,000 of obligations under a convertible note.  The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011.   The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.  As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333.    Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note.  Debt discount expense totaled $4,327 and $8,441 for the three and nine months ended July 31, 2010, respectively.  The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment.

As part of the acquisition of intellectual property assets from HAC, the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  The note bears interest at 7% per annum and principal and interest are due and payable on March 31, 2011.  On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011.  The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on certain notes as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  During the three and nine months ended July 31, 2010, debt discount expense totaled $142,409.

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

NOTE 10 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At July 31, 2010, there were 26,729,937 shares issued and outstanding.  At October 31, 2009, there were 11,192,083 shares issued and outstanding.

In July 2008, the Company completed a three-for-one stock split of the Company’s common stock.

On December 22, 2009, the Company entered into a stock purchase agreement with an accredited investor for the sale of 400,000 shares of its common stock at a purchase price of $0.25 per share.  The sale of 72,000 shares of common stock pursuant to this agreement closed on December 24, 2009.  The sale of 20,000 shares of common stock pursuant to this agreement closed on January 20, 2010.  The sale 80,000 shares of common stock pursuant to this agreement closed on February 16, 2010.   The sale 60,000 shares of common stock pursuant to this agreement closed on March 24, 2010.   The sale of 168,000 shares of common stock pursuant to this agreement closed on April 5, 2010.

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

During the nine months ended July 31, 2010, the Company issued 300,000 shares of the Company’s common stock to Mr. McKay pursuant to his employment agreement.  The shares were valued based on the closing stock price on the date of the agreement.  At July 31, 2010, the Company recorded a common stock payable totaling $74,700 for shares issuable pursuant to the agreement.

In June 2010, the Company issued 2,200,000 shares of common stock to the note holder reducing its principal obligation by $127,600 pursuant to conversion requests.

On June 5, 2010, the Company hired Equiti-trend as the Company’s public and investor relations, to perform public and investor relations under the terms set forth in the engagement letter.  Pursuant to the engagement letter, the Company agreed to issue Equiti-trend up to 1,800,000 shares of the Company’s restricted common stock as sole compensation for its services for a six-month service period.   The Company issued 300,000 restricted common shares upon execution of the agreement and will issue the remaining shares ratably over the remaining term of the agreement.  At July 31, 2010, the Company has a common stock payable of $90,000 for the 600,000 shares of common issuable pursuant to the agreement.  The shares were valued based on the closing stock price on the date of the agreement.

On June 9 2010, the Company issued 328,000 shares of common stock which was valued at $104,960 for the tooling assets it acquired in April 2010.

As of July 31, 2010, the Company recorded a common stock payable of $87,000 for shares issuable to principals of Cardiff.  The shares were valued based on the closing stock price on the date of the restricted stock grant.

As of July 31, 2010, the Company recorded a common stock payable of $21,750 for the 75,000 common shares issuable to the Company’s Board of Directors for services.  The shares were valued based on the closing stock price on the date of the restricted stock grant.

NOTE 11 – DISCONTINUED OPERATIONS

On February 10, 2010, the Company completed the sale of all of its oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000 and accrued interest of $115,527.  The Company recorded a gain on disposal of assets totaling $115,527 for the three and nine months ended July 31, 2010.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.

The Company’s gain from discontinued operations for the three and nine months ended July 31, 2010 totaled $115,527.   The Company’s loss from discontinued operations for the three and nine months ended July 31, 2009, totaled $314,963 and $333,848, respectively.  The Company’s loss from discontinued operations since inception through July 31, 2010, totaled $213,194.  Prior year financial statements have been restated to present the discontinued operations.

NOTE 12 – SUBSEQUENT EVENTS

On October 19, 2010, the Company entered into a settlement and release agreement with the Cardiff Parties.   Under the settlement and release agreement, the Company terminated the Cardiff Agreement, the MBA Placement Agency and Advisory Services Agreement and all of the other agreements and arrangements with the Cardiff Parties in exchange for issuing 1,838,649 shares of the Company’s common stock to Cardiff Partners.   The Company also agreed to a mutual release of claims with the Cardiff Parties.

As of July 31, 2010, our balance sheet reflects an amount due from Harbin Aerospace of $66,400.  Harbin Aerospace has since applied the full amount received from Godfrey in payment of expenses on our behalf.  See Note 6 for further discussion of related party transactions.

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

As we execute our business strategy in the fiscal years ending October 31, 2010 and October 31, 2011, we expect to incur a substantial amount of operating expenses that have not been incurred or reflected in our historical results of operations, including: expenses for personnel, operations, and professional fees. We also expect that we will continue to incur stock based compensation charges in future periods as we will likely issue equity awards as a form of compensation to management, vendors and other professional service providers.

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

In September 2010, Godfrey opened a production facility, in Guangzhou, Guangdong. That facility is currently preparing to enter the “qualification” process for approval by the United States Navy.  If approved, the Guangzhou facility would be placed on the Society of Automotive Engineers (SAE) Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong and Guangzhou would be the first facility in China qualified for the production of SAE-AS81820, SAE-AS81934 and SAE-As81935 spherical bearings, bushings and rod end bearings, components used extensively in commercial aircraft.

We currently anticipate the Guangzhou facility will enter the qualification process in October 2010 and will complete qualification in late November or early December 2010.  The current schedule would enable the Guangzhou facility to commence commercial deliveries in  early 2011.

William McKay, our Chief Executive Officer and Chairman, is the President of Godfrey.

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

 The consolidated financial statements include the accounts of Trans-Pacific Aerospace Company, Inc. and its controlled variable interest entity, Godfrey. All significant intercompany balances and transactions have been eliminated. The Company records net income/loss attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated VIE. Non-controlling interest is recorded in owners' equity on the consolidated balance sheet.

Results of Operations

Three and Nine Months Ended July 31, 2010, Compared to Three and Nine Months Ended July 31, 2009

Revenues

We have only recently entered the aerospace component business. Accordingly, we have not generated any revenues from continuing operations.  We do not expect to generate any revenues until at least the second quarter of fiscal year 2011.  Revenues from our oil and gas business have been retroactively reclassified to the loss from discontinued operations on the statement of operations.

Operating Expenses

Operating expenses from continuing operations totaled $684,192 for the fiscal quarter ended July 31, 2010 compared to $379,500 for the comparable period in the prior year.  The current period operating expenses primarily consist of a non-cash stock based compensation charge recorded of $343,650 for the (i) 300,000 shares of our common stock issued and 600,000 shares payable for public and investor relation services pursuant to our Agreement with Equiti-trend (ii) 300,000 shares of our common stock payable pursuant to an employment agreement with William Reed McKay, our Chairman and Chief Executive Officer, (iii) 75,000 shares of our common stock payable for Board of Director services, and (iv) 300,000 shares of our common stock payable for chief financial officer services. Operating expenses for the quarter ended July 31, 2010 also include $36,000 of consulting fees, $29,125 of other professional fees, and $275,417 of other general and administrative expenses including $245,232 specific to our VIE Godfrey.  Operating expenses in the comparable period in the prior year consist of $379,500 of stock based compensation charges for the issuance of common stock to our former Chief Executive Officer and former Chief Financial Officer.

Operating expenses from continuing operations totaled $1,755,461 for the nine months ended July 31, 2010 compared to $390,448 for the comparable period in the prior year.  The current period operating expenses primarily consist of a non-cash stock based compensation charge recorded of $1,198,385.  The stock based compensation charges are for the following: (i) 2,500,000 shares of our common stock issued for services pursuant to our Amended Support Services Agreement with Cardiff Partners, LLC, (ii) 300,000 shares of our common stock issued and an additional 300,000 shares payable pursuant to an employment agreement with William Reed McKay, our Chairman and Chief Executive Officer, (iii) 448,340 shares of our common stock issued for payment on outstanding liabilities pursuant to our Amended Support Services Agreement with Cardiff Partners, LLC, (iv) 941,514 shares of our common stock issued for payment on outstanding wages pursuant to an employment agreement with David Walters, our former Director and former Chief Executive Officer, (v) 300,000 shares of our common stock issued and 600,000 shares payable for public and investor relation services pursuant to our Agreement with Equiti-trend, (vi) 75,000 shares of our common stock payable for Board of Director services, and (vii) 300,000 shares of our common stock payable for chief financial officer services. Operating expenses for the nine months ended July 31, 2010 also include $96,000 of consulting fees, $62,611 of other professional fees, and $398,465 of other general and administrative expenses including $245,232 specific to our VIE Godfrey.  Operating expenses in the comparable period in the prior year consist of $379,500 of stock based compensation charges for the issuance of common stock to our former Chief Executive Officer and former Chief Financial Officer.

We recently changed our principal business to the aerospace component business, and expect to continue to incur operating expenses to pursue our business plan.

Loss from Discontinued Operations

Following completion of the HAC asset acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interest in exchange for cancellation of all obligations under an outstanding promissory note.  We recorded a gain on disposal of assets totaling $0 and $115,527 for the three and nine months ended July 31, 2010, respectively.  Pursuant to FASB standards, we have retro-actively presented our oil and gas business as discontinued operations.

Our gain from discontinued operations for the three and nine months ended July 31, 2010 totaled $0 and $115,527, respectively.   Our loss from discontinued operations for the three and nine months ended July 31, 2009, totaled $314,963 and $333,848, respectively.  Our loss from discontinued operations since inception through July 31, 2010, totaled $213,194.  Prior year financial statements have been restated to present the discontinued operations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As shown in the accompanying financial statements, we incurred losses from continuing operations of $1,755,461 and $390,448 for the nine months ended July 31, 2010 and 2009, respectively and have an accumulated deficit of $2,585,959 at July 31, 2010.  At July 31, 2010, we had cash balances of $61.  At July 31, 2010, our variable interest entity (Godfrey) is consolidated into our consolidated financial statements.  Godfrey had $883,768 of cash on hand as of July 31, 2010.  These cash balances are not available to Trans-Pacific Aerospace Company, Inc. and accordingly have been classified as restricted on our consolidated balance sheets.

We have not yet established a source of revenues to cover our operating costs and to allow us to continue as a going concern.  We do not expect to generate any revenues until at least the second quarter of fiscal year 2011.  In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, we will need, among other things, significant additional capital resources.  Accordingly, management’s plans to continue as a going concern include raising additional capital through sales of common stock and other securities.

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

Our current funding is not sufficient to continue our operations for the remainder of the fiscal year ending October 31, 2010 and the fiscal year ending October 31, 2011.  We cannot provide any assurances that additional financing will be available to us or, if available, may not be available on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease or delay development of our operations, sell assets or our business may fail.   In each such case, the holders of our common stock would lose all or most of their investment.

Off-Balance Sheet Arrangements

As of July 31, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

In October 2008, the FASB issued a standard for determining the fair value of a financial asset when the market for that asset is not active.  We have concluded that the application of this standard did not have a material impact on our financial position and results of operations as of and for the three months ended July , 2010.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report.

Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of period covered by this report due to the identification of the material weaknesses in internal control over financial reporting described below.  Notwithstanding the material weaknesses described below, management believes the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the preparation of our consolidated financial statements for the fiscal quarter ended July 31, 2010, we have identified the following control deficiencies, which represent material weaknesses in the Company's internal control over financial reporting as of July 31, 2010:

•
We did not have sufficient access to the books and records of Godfrey (China) Limited to permit us to prepare our consolidated financial statements, including the results of operations and financial condition of Godfrey as a variable interest entity. As a result, we did not timely file with the Securities and Exchange Commission this  Quarterly Report on Form 10-Q and we were not compliant with the periodic reporting requirements under the Exchange Act.

•
We did not maintain effective controls with respect to reviewing and authorizing related party transactions. Specifically, our control procedures did not prevent Godfrey from making payments to related parties. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Management's Remediation Initiatives

During the fourth quarter of fiscal year 2010, we plan to remediate these material weaknesses as follows:

•
We have assessed the information that we require from Godfrey to prepare our consolidated financial statements, and will implement policies and procedures designed to provide us sufficient access to such information to meet our periodic reporting requirements on a timely basis.

•
We will implement policies and procedures that will require independent director approval of all related party transactions prior to occurring and ensure appropriate preventative controls are in place.

Changes in Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.   However, we intend to implement the remedial initiatives described above in the fourth quarter of fiscal year 2010.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

Item 5.	Other Information.

Pursuant to an agreement, dated January 19, 2010, regarding the formation of Godfrey (China) Limited, William Reed McKay, our Chairman and Chief Executive Officer, receives $10,000 per month from Godfrey as compensation for serving as president of Godfrey.

On October 19, 2010, Keith Moore and David Walters resigned as members of our Board of Directors.   The resignations of Messrs. Moore and Walters were not because of a disagreement with us regarding our operations, policies or practices.

On October 19, 2010, Matt Szot resigned as our Chief Financial Officer.   Our Chief Executive Officer, William Reed McKay, has assumed the position on an interim basis.

On October 19, 2010, our Support Services Agreement with Cardiff Partners, LLC and our Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC were both terminated by mutual agreement of the parties.   In connection with the termination, we entered into a settlement and release agreement with Cardiff Partners, LLC, Monarch Bay Associates, LLC, David Walters, Keith Moore and Matt Szot (collectively, the "Cardiff Parties") .   Under the settlement and release agreement, we terminated the Support Services Agreement, the Placement Agency and Advisory Services Agreement and all of the other agreements and arrangements with the Cardiff Parties in exchange for issuing 1,838,649 shares of the Company’s common stock to Cardiff Partners.   We also agreed to a mutual release of claims with the Cardiff Parties.

Item 6.	Exhibits.

No.	Description

Exhibit 10.1	Agreement dated January 19, 2010 regarding formation of Godfrey (China) Limited*
Exhibit 10.2	Cardiff Settlement and Release Agreement*
Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 20, 2010	Trans-Pacific Aerospace Company, Inc.

By:	/s/ William Reed McKay
William Reed McKay, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

No.	Description

Exhibit 10.1	Agreement dated January 19, 2010 regarding formation of Godfrey (China) Limited*

Exhibit 10.2	Cardiff Settlement and Release Agreement*

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*