Form 10-K
period 2010-10-31
Trans-Pacific Aerospace Company, Inc.
filed 2011-02-15
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-148447

Trans-Pacific Aerospace Company, Inc.
(Exact Name of registrant as specified in its charter)

Nevada	36-4613360
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

2975 Huntington Drive, Suite 107 San Marino, California 91108
(Address of principal executive offices)

(626) 796-9804
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $1,833,933.

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 37,000,286 shares as of February 11, 2011.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things, Godfrey (China) Limited’s successful qualification of its production facilities; Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements and results of operations; the further approvals of regulatory authorities; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions.  These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

Item 1.	Business

General

We are engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.   Our initial products will be self-lubricating spherical bearings for commercial aircraft.  These bearings are integral to the operation of commercial aircraft and help with several flight-critical tasks, including aircraft flight controls and landing gear.  As of the date of this report, we have not commenced commercial manufacture or sale of our products.

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey.  We expect Godfrey to complete the testing and qualification of its initial line of bearings in the second quarter of 2011 and commence manufacturing operations in the third quarter of 2011.  We expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the fourth quarter of 2011.

Our strategy is to leverage our product design and engineering expertise to form business relationships with local partners in markets outside the United States who will provide manufacturing, sales and distribution capabilities, similar to our relationship with Godfrey.  Our initial target markets for establishing foreign partnerships are China, India and the Middle East.  We intend to partner in these foreign markets with local businesses that can establish in-country production facilities using our product design and engineering expertise, and thereby take advantage of economies available only to local producers.  We intend to serve as the primary distributor of products manufactured by our foreign partners.  In addition to our partners’ foreign based operations, we plan to establish our own manufacturing facility in the United States to provide component parts to U.S. military weapon systems and commercial aerospace end users.

We believe our strategy will permit us to compete more effectively with our larger competitors, who generally have greater financial resources, by:

•	Reducing our capital requirements by focusing on the design and engineering portions of the value chain;

•	Utilizing our partners' established raw material access, manufacturing facilities and sales and distribution networks;

•	Entering emerging international markets that have little in-country component parts manufacturing capacity and little established competition;

•
Taking advantage of local sales "offset" regulations that require aircraft original equipment manufacturers (OEMs) such as Airbus and Boeing to procure and utilize local made components for incorporation into products sold; and

•
Partnering with existing aerospace companies and investors within our initial target markets to provide us with working capital, political and economic resources and regional business and cultural expertise.

We currently have no joint venture or other business relationship in place for the manufacture or sale of our products other than our arrangements with Godfrey.

Godfrey (China) Limited

Our initial operations have focused on the Chinese bearings market and will be conducted in partnership with Godfrey (China) Limited, a Hong Kong corporation located in Guangzhou, China.   On March 30, 2010, we acquired 25% of the outstanding share capital of Godfrey in exchange for our contribution to Godfrey of technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings.  These bearings and component parts are designed to meet the specifications and standards of the U.S. Navy and are widely used in the manufacture of commercial aircraft, among other products.

In September 2010, Godfrey opened a production facility in Guangzhou, China. As of the date of this report, the facility is undergoing the qualification process for approval by  the United States Navy.  If approved, the Guangzhou facility will be placed on the Society of Automotive Engineers (SAE) Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong, would be the first facility in China qualified for the production of SAE-AS81820, 81934 and 81935 spherical bearings, bushings and rod end bearings.   We currently expect that the Guangzhou facility will complete the qualification process in the second quarter of 2011.  The current schedule would enable the Guangzhou facility to commence commercial deliveries in the fourth quarter of 2011.

In addition to our 25% ownership of the outstanding capital shares of Godfrey, two members of our board of directors also beneficially own the capital shares of Godfrey.  Mr. Peter Liu owns 20% of the capital shares of Godfrey and Mr. Alex Kam is an officer and director of a company that owns 5% of the capital shares of Godfrey.  Our chief executive officer, William McKay serves as the chief executive officer of Godfrey.  Godfrey is presently managed by a six person board of managers, which at this time includes three members of our board of directors, Messrs. McKay, Liu and Kam.

At the present time, we have no agreements with Godfrey or its shareholders concerning the governance of Godfrey or our participation in its operations.  We believe that Godfrey is dependent on our design and manufacturing expertise and we also believe, based on our communications with the U.S. Navy, that the qualification of Godfrey’s production facility and its sale of bearing products will be conditioned on our direct involvement in the manufacturing and distribution process.  While we are in discussions with Godfrey concerning our formal role in the manufacturing and distribution of its products, as of the date of this report there are no understandings or arrangements concerning our participation in the Godfrey operations.

Products

We are engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.  Our product designs address over 3,000 component parts that are utilized in new and used commercial aircraft and military aircraft, space vehicles, power plants and surface and undersea vessels.  Our initial products will be self-lubricating spherical bearings for commercial aircraft.  These bearings are integral to the operation of commercial aircraft and help with several flight-critical tasks, including aircraft flight controls and landing gear.

Spherical bearings facilitate proper power transmission from one plane surface to another, provide for articulation of mating parts and reduce friction.  In general, a spherical bearing permits angular rotation about a central point in two orthogonal directions within a specified angular limit based on the bearing geometry. Typically, these bearings support a rotating shaft in the bore of the inner ring that must move not only rotationally, as most shafts, but also at angle.  Spherical bearings permit freedom of rotation on the two axes that are not parallel with the shaft axis (although some bearings do permit this also).  Comprised of one ball and one race, the ball is essentially a sphere with a hole bored through the center and the race is a ring that surrounds the ball. The ends of the sphere extend out past the surface of the race. These bearings are not used in rotational applications, but are used in misalignment applications or in hinging applications.

Spherical bearings act much like an elbow, wrist or knee joint acts in that they allow for slight rotation and severe misalignment.  In aircraft they are used on doors, hatches, landing gears, some flight control surfaces, slats, leading edges and trailing edges and on horizontal and vertical stabilizers. They are also used in engines as engine hangers and to open and close stator vanes.

Customers and Market

We plan to supply bearings for use in commercial, military and private aircraft, naval vessels, power plants, wind turbines and sophisticated commercial applications.  Our potential customers include large aerospace companies such as Airbus, Boeing, Embraer, COMAC, General Electric, Rolls Royce, Pratt & Whitney, Honeywell and various aftermarket channels.

Manufacturing and Operations

We have not commenced commercial manufacture of our products.  Our initial operations have focused on the Chinese bearings market and will be conducted in partnership with Godfrey (China) Limited, a Hong Kong corporation located in Guangzhou, China.  In September 2010, Godfrey opened a production facility in Guangzhou, China.  As of the date of this report, the facility is undergoing the qualification process for approval by  the United States Navy.  If approved, the Guangzhou facility will be placed on SAE Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.   We currently expect that the Guangzhou facility will complete the qualification process in the second quarter of 2011.  The current schedule would enable the Guangzhou facility to commence commercial deliveries in  the fourth quarter of 2011.

Our strategy is to leverage our product design and engineering expertise to form business relationships with local partners in markets outside the United States who will provide manufacturing, sales and distribution capabilities, similar to our relationship with Godfrey.  Our initial target markets are China, India and the Middle East.  We intend to partner in these foreign markets with local businesses that have manufacturing or distribution resources and then establish in-country production facilities using our product design and engineering expertise, and thereby take advantage of economies available only to local producers.  We intend to serve as the primary distributor of products manufactured by our foreign partners.

In addition to our partners’ foreign based operations, we plan to establish our own manufacturing facility in the United States to provide component parts to U.S. military weapon systems and commercial aerospace end users.  We currently have no business relationships in place for the manufacture or sale of our products, other than our arrangements with Godfrey through its facility in Guangzhou, China which we are assisting in the qualification to SAE-AS81820, 81934 and 81925.

The production of our spherical bearings will occur in six general steps: (1) machining of ball and race; (2) preparation of self-lubricating liners; (3) assembly of race and liner; (4) swaging of ball in race; (5) final curing; and (6) final machining. These general steps take approximately 14 days to complete and employ a variety of tools, equipment and processes, some of which can be outsourced or performed at different facilities.  For the foreseeable future, we expect that our production facilities and those of our partners, such as Godfrey, will outsource the machining of the ball and race and the preparation of the liners.  All other steps will be conducted at our production facilities or the facilities of our foreign partners.  Godfrey’s production facility in Guangzhou, China is presently capable of conducting all production steps, other than the machining of the ball and race, the preparation of the liners and final grinding of the bearings, at a capacity that will handle demand for the foreseeable future.

Sales, Marketing and Distribution

We have not commenced commercial sales of our products.  Our current strategy is to form business relationships with local partners in markets outside the United States who will provide sales, marketing, and manufacturing capabilities.  We will supply our product design and engineering expertise and also serve as the primary distributor of products manufactured by our joint venture partners.

Our initial sales, marketing and distribution efforts will focus on the self-lubricated spherical bearings, bushings and rod-ends to be manufactured by Godfrey at its production facility, in Guangzhou, China.  At the present time, we have no agreements with Godfrey or its shareholders concerning our participation in the distribution of Godfrey’s products.  However, we believe, based on our communications with the U.S. Navy, that the qualification of Godfrey’s production facility and its sale of bearing products will be conditioned on our direct involvement in the distribution process.  While we are in discussions with Godfrey concerning our formal role in the distribution of its products, as of the date of this report, there are no understandings or arrangements concerning our participation in the distribution of Godfrey’s products.

We expect to supplement the sales activities of our local-market partners with direct sales efforts by our executive management and internal sales staff.   We intend to implement a strategic brand management initiative that will seek to position the Trans-Pacific name as a global brand with local roots in various foreign countries.  In addition to standard primary touch points including OEMs, airlines and MROs, we will also reach out to leading bearing distributors, the sub-assembly industry and others.  We do not expect to market to the U.S. military until such time as we have established a U.S. based manufacturing facility.  Our marketing elements will include:

•	Participation in major air and aerospace trade shows (e.g., China International Aviation & Aerospace Exhibition; Farnborough/Paris; Dubai);
•	Participation in trade fairs (for airlines and MROs) sponsored by Boeing, Airbus and Embrae;
•	Trade publicity;
•	Key market tours to coincide with government-sponsored expositions;
•	Sponsorship of “best practice” seminars for airlines and MROs; and
•	Sales support materials for distributors (promotional collateral and product DVDs).

Competition

The markets within the aerospace industry that we plan to serve are relatively fragmented and we face several competitors for many of the products and services we provide. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in our product offerings range in size from divisions of large public corporations that have significantly greater financial, technological and marketing resources than we do, to small privately-held entities, with only one or two components in their entire product portfolios.  The largest competitors in the sale of spherical bearings for the commercial aircraft industry are Minebea Co. Ltd., an international manufacturer of bearing products headquartered in Tokyo, Japan and traded on the Nikkei Stock Exchange, and RBC Bearings, Inc., an international manufacturer of bearing products headquartered in Oxford, Connecticut and traded on the NASDAQ Stock Market.

We expect to compete on the basis of engineering, manufacturing and marketing high quality products which meet or exceed the performance and maintenance requirements of our customers, consistent and timely delivery, and superior customer service and support. Additionally, we plan to take advantage of established long term relationships and sales "offset" regulations (in China and our other target markets) that require aircraft OEMs such as Airbus and Boeing to procure and utilize local made components for incorporation into products sold.

Regulations and Laws

The commercial aircraft component industry is highly regulated by the original equipment manufacturers (“OEM”), including Boeing and Airbus, and both the Federal Aviation Administration, or the FAA, in the United States and by the Joint Aviation Authorities in Europe and other agencies throughout the world. We, and the components we manufacture, are required to be certified or approved by one or more of these agencies and/or, in many cases, by individual OEMs in order to sell our parts for use in commercial aircraft.  Our foreign sales may be subject to similar approvals or U.S. export control restrictions, however, our management believes that there are no currently existing export restrictions for the products we wish to sell.

In order to sell component parts to the OEMs of commercial aircraft in the United States, our products must be approved by an OEM or government agency, such as the U.S. Navy.  These production approval holders provide quality control and performance criteria and oversight and, in effect, generally limit the number of suppliers directly servicing the commercial aerospace new parts market. In order to directly sell component parts to the aftermarket, we must conform to a separate set of FAA regulations providing for an independent parts manufacturing authority, or PMA, process, which enables suppliers who conform to FAA PMA requirements to sell products to the aftermarket, irrespective of whether the supplier is an approved supplier to the OEM for original equipment or products.

Our Chinese partner, Godfrey, is currently undergoing the qualification process for approval by  the United States Navy, the qualifying agency for SAE-AS81820, 81934 and 81935 self-lubricating spherical bearings, bushings and rod-end bearings.  Upon acquiring such approval, Godfrey’s spherical bearings will be eligible for sale to OEMs in the U.S.  Since the PMA process is unavailable to manufacturers in China, products produced at Godfrey’s facilities in China will not be entitled to be sold in the U.S. aftermarket directly by Godfrey.  However, we intend to establish a facility in the United States through which we would be able to sell to the aftermarket the parts manufactured by Godfrey’s facilities in China.

In addition, sales of many of our products that will be used on aircraft owned by non-U.S. entities are subject to compliance with U.S. export control laws. Our management believes that none of the products we intend to design or manufacture currently are listed as restricted commodities on the U.S. Commerce Control List and that none of the products nor the technology to manufacture the products currently are subject to export license requirements from any agency of the United States federal government.

Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances.

Intellectual Property

We have various trade secrets, proprietary information and other intellectual property rights, which we believe, in the aggregate but not individually, are important to our business.

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for noncompliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2011.

Employees

As of the date of this report, we have one employee.  We expect to add additional employees in fiscal 2011 subject to Godfrey’s commencement of manufacturing operations.

Company History

We were initially incorporated in the State of Nevada in June 2007, as Gas Salvage Corp., for the purpose of engaging in the exploration and development of oil and gas.  In July 2008, we changed our corporate name to Pinnacle Energy Corp. and from July 2007 through February 2010 we focused on the acquisition and development of oil and gas resources.

In the first quarter of 2010, our board of directors approved a change in our business model whereby we would divest our oil and gas properties and acquire the aircraft component part design, engineering and manufacturing business of Harbin Aerospace Company, LLC.  The transaction closed on February 1, 2010 and was structured as our acquisition of Harbin in exchange for our:

•	Issuance of 8,000,000 million shares of our common stock.

•
Issuances of a Series A common stock purchase warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.50 per share. The Series A warrant becomes exercisable on the date that we recognize revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015.

•
Issuance of a Series B common stock purchase warrant to purchase 4,000,000 shares of our common stock at an exercise price of $1.00 per share. The Series B warrant becomes exercisable on the date that we recognize revenue equal to or exceeding $100 million for any consecutive twelve-month period and expires on January 31, 2018.

•	Assumption of $460,000 of liabilities of Harbin.

William McKay, who was appointed as our chief executive officer and director upon the consummation of the asset acquisition, was the chief executive officer of Harbin and his wife, Nikki Lynn McKay, is the sole member of Harbin.  As part of the acquisition, we assumed $200,000 of obligations under a note payable, plus $11,737 of accrued interest, held by the mother-in-law of Mr. McKay.  The note bears interest at 7% per annum and all principal and interest was due and payable on March 31, 2011.  On June 4, 2010, we entered into an amended and restated convertible promissory note with holder, pursuant to which all principal and interest under the note  is convertible at $0.058 per share and the term of the note was extended to June 3, 2011.  In June 2010, we issued 2,200,000 shares of our common stock to the holder upon conversion of $127,600 of principal under the note.

Following completion of the Harbin acquisition, on February 10, 2010, we completed the sale of all of our oil and gas business interest in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  On March 20, 2010, we changed our corporate name to Trans-Pacific Aerospace Company, Inc.

Available Information

Our website is located at www.transpacificaerospace.com.  The information on or accessible through our website is not part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports and other information regarding our filings at www.sec.gov.

Item 1A.                     Risk Factors

In this report we make, and from time-to-time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives.  For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties.  No assurance can be given that the results reflected in any forward-looking statements will be achieved.  Any forward-looking statement speaks only as of the date on which such statement is made.  Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision.  Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those set out below.

Risks Relating to Our Company and Business

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision.  We were incorporated in June 2007 to engage in the business of oil and gas exploration.  We terminated that business line in February 2010 and since then have been engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.  To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings. While our chief executive officer, William McKay, has significant experience in the bearing manufacturing industry, our company has no prior operating experience in the manufacture or distribution of bearings.  Accordingly, there is little operating history upon which to judge our current operations or future success.  The likelihood of our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of a new business.

We are a development-stage business that has not commenced revenue producing operations and expects to incur operating losses until such time, if ever, as we are able to develop significant revenue.  To date, we have not commenced commercial manufacture or sales of our aircraft component products. Accordingly, we have not generated any revenues from these operations nor have we realized a profit from our operations, and there is little likelihood that we will generate significant revenues or realize any profits in the short term.  As we try to build our aircraft component business, we expect a significant increase in our operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we generate significant revenue from the sale of our products.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2010 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Our business is capital intensive and we will need additional capital to execute our business plan and fund operations, and we may not be able to obtain such capital on acceptable terms or at all.  As of October 31, 2010, we had total assets of $58,620 and a working capital deficit of $348,639.  Since October 31, 2010, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2010 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and, subject to our commencement of significant revenue producing operations,  the procurement of commercial debt financing.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us or our stockholders.  Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•       our ability to generate revenue and net income;

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

Godfrey may not be able complete the product qualification process and commencement of manufacturing operations by our estimated dates, or at all.  In September 2010, Godfrey (China) Limited opened a production facility in Guangzhou, China.  As of the date of this report, the facility is undergoing the qualification process for approval by  the United States Navy.  We currently expect that the Guangzhou facility will complete the qualification process in the second quarter of 2011, in which case we expect it will commence commercial manufacturing operations in the third quarter of 2011.  However, no assurance can be given that Godfrey will be able complete the product qualification process and commence manufacturing operations by the estimated dates, or at all.

We do not have any written agreements concerning our involvement with Godfrey and, as a result, cannot provide any assurance of the nature of our benefit, if any, from the commercial activities of Godfrey apart from our 25% ownership interest.   To date, our operations have focused on assisting Godfrey (China) Limited , in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  As of the date of this report, we have no agreements with Godfrey or its shareholders concerning the governance of Godfrey or our participation in its operations.  We believe that Godfrey is dependent on our design and manufacturing expertise and we also believe, based on our communications with the U.S. Navy, that the qualification of Godfrey’s production facility and its sale of bearing products will be conditioned on our direct involvement in the manufacturing and distribution process.  While we are in discussions with Godfrey concerning our formal role in the manufacturing and distribution of its products, as of the date of this report, there are no understandings or arrangements concerning the nature of our participation in the Godfrey operations or the economic terms of any such participation.  As result, there can be no assurance that our participation in the operations of Godfrey will be meaningful or that we will derive significant revenues or profits apart from any distributions based on our 25% ownership interest.

Our business strategy is dependent on our ability to establish local market joint ventures outside the United States.  A critical element of our business strategy is to establish joint venture or other business relationships with local partners in markets outside the United States who will provide manufacturing and sales capabilities. We established our initial business relationship with our Chinese partner, Godfrey, however, there is no assurance that we will be successful in establishing additional joint venture or other business relationships with local partners on terms acceptable to us.   In addition, our reliance on local market partners and joint venture structures will expose us to several risks, including:

•       limited or reduced operational control over foreign market operations;

•       limited or reduced ability to control capital requirements of or cash flows from foreign operations;

•       risks associated with doing business in certain foreign markets where the legal system is less developed or subject to corrupt influences, resulting in uncertainties affecting our ability to protect our interest or pursue dispute resolution;

•       logistical and communications challenges posed by under-developed infrastructures;

•       changes in local government policies, such as changes in laws and regulations (or the interpretation thereof), restrictions on imports and exports, sources of supply, duties or tariffs, the introduction of measures to control inflation and changes in the rate or method of taxation; and

•       where our international operations utilize a local currency as its functional currency, changes in currency exchange rates between the U.S. dollar and functional other currencies will likely have an impact on our earnings.

Because we have few proprietary rights, others can provide products substantially equivalent to ours.  We hold no patents.  Although we have developed designs and processes for our line of spherical bearing products, we believe that most of the technology used by us in the design of our products is generally known and available to others.  Consequently, others can develop spherical bearing products similar to ours.  We rely on a combination of confidentiality agreements and trade secret law to protect our confidential information.  In addition, we restrict access to confidential information on a ‘‘need to know’’ basis.  However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information.   If our proprietary rights are violated, or if a third party claims that we violate their proprietary rights, we may be required to engage in litigation.  Proprietary rights litigation tends to be costly and time consuming.  Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

The bearing industry is highly competitive, and competition could reduce our profitability or limit our ability to grow.  The global bearing industry is highly competitive, and we compete with several U.S. and non-U.S. companies.  We compete primarily based on product qualifications, product line breadth, service and price.  Virtually all of our competitors are presently better able to manage costs than us and many have greater financial resources than we have.  Due to the competitiveness in the bearing industry we may not be able to increase prices for our products to cover increases in our costs, and we may face pressure to reduce prices, which could materially reduce our revenues, gross margin and profitability. Competitive factors, including changes in market penetration, increased price competition and the introduction of new products and technology by existing and new competitors could materiality affect our ability to build revenue and achieve profitability.

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

Risks Relating to Our Common Stock

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

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our stockholders to sell their shares or liquidate their investments.  Our common shares are currently listed for public trading on the OTC Bulletin Board. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock.  There can be no assurance that an active market for our common stock will develop.  In addition, the stock market in general, and early stage public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies.   If we are unable to develop a trading market for our common shares, you may not be able to sell your common shares at prices that you consider to be fair or at times that are convenient for you, or at all.

The limited and sporadic trading in our common shares also could affect our ability to raise further working capital and adversely impact our operations.  Because we currently expect to finance our operations primarily through the sale of our equity securities, the limited and sporadic trading in our common stock could be especially detrimental to our liquidity and our continued operations.  Investors in public companies tend to place a value on the investment security’s  liquidity and, likewise, tend to be less interested in investing in securities for which there is not an established trading market.  In addition, because public companies tend to raise equity capital based on (and usually at a discount to) current trading prices, a thinly traded security may result in a trading price at the time of an equity raise that is less than a fair value for our shares, thus resulting in greater equity dilution to our shareholders.  Any reduction in our ability to raise equity capital in the future would force us to reallocate funds, if any are available, from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to continue our current operations.

Our common stock may be deemed a "penny stock", which would make it more difficult for our investors to sell their shares.  Our common stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to non-Nasdaq listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  As long as our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We are not a Section 12 registrant, which means that we are not subject to the SEC’s proxy rules and our shareholders are not subject to the SEC’s beneficial ownership reporting rules.  As of the date of this report, we are required to file certain periodic reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934.  Most SEC reporting companies, including all U.S. domiciled SEC reporting companies whose shares are listed on the NYSE, AMEX or NASDAQ, file reports with the SEC pursuant to Section 12 of the Exchange Act.  These so-called “Section 12 registrants” are required to file with the SEC, in addition to the aforementioned reports we are required to file, proxy or information statements in connection with any action taken by shareholders of the reporting company, and their shareholders are required to file with the SEC beneficial ownership reports on Schedules 13D and 13G pursuant to Section 13 of the Exchange Act and Forms, 3, 4 and 5 pursuant to Section 16 of the Exchange Act.  We will become a Section 12 registrant at such time as we attain $10 million in assets and 500 record holders of our common stock or we otherwise volunteer to become a Section 12 registrant.  However, until such time as we become a Section 12 registrant, you will not have the benefit of the disclosure provided by SEC mandated proxy statement or information statements in connection with any voting or consents by our shareholders nor will you have the benefit of the disclosure provided by way of beneficial ownership reports by our shareholders.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.  In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Investors should not anticipate receiving cash dividends on our common stock.   We have never declared or paid any cash dividends or distributions on our common stock and intend to retain our future earnings, if any, to support operations and to finance expansion.  Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital.  Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of up to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of January 25, 2011, we had an aggregate of 112,000,714 shares of our common stock and 5,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 1B.                    Unresolved Staff Comments

Not applicable.

Item 2.                       Properties

Our executive offices are located in San Marino, California. We lease approximately 480 square feet at the rate of $729 per month pursuant to a two year lease expiring in November 2012.  At such time as our increased operations warrant, we intend to acquire larger leased properties in the general Los Angeles, California area.

Item 3.                       Legal Proceedings

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

Item 4.                       [Intentionally Omitted.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "TPAC". The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the fiscal years ending October 31, 2010 and October 31, 2009.

2010	Low	High
Fourth Quarter	$0.11	$0.22
Third Quarter	$0.05	$0.17
Second Quarter	$0.15	$0.36
First Quarter	$0.19	$0.40

2009	Low	High
Fourth Quarter	$0.31	$0.53
Third Quarter	$0.31	$0.75
Second Quarter	$0.20	$0.68
First Quarter	$0.41	$1.26

Holders of Record

As of February 11, 2011, we had outstanding 37,000,286 shares of common stock, held by 22 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Item 6.                      Selected Financial Data

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition andResults of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended October 31, 2010 and October 31, 2009 included elsewhere in this report.

Overview

We are engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.   Our initial products will be self-lubricating spherical bearings for commercial aircraft.  These bearings are integral to the operation of commercial aircraft and help with several flight-critical tasks, including aircraft flight controls and landing gear.  As of the date of this report, we have not commenced commercial manufacture or sale of our products.

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey.  We expect Godfrey to complete the testing and qualification of its initial line of bearings in the second quarter of 2011 and commence manufacturing operations in the third quarter of 2011.  We expect to commence the marketing and distribution of Godfrey’s spherical bearings in the fourth quarter of 2011.

Results of Operations - Years Ended October 31, 2010 and 2009

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2011, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the 2010 fiscal year, we incurred $2,374,259 of expenses compared to $526,809 during fiscal 2009.  Our operating expenses consist primarily of general and administrative expenses and the increase in operating expenses from fiscal 2009 to fiscal 2010 was attributable primarily to a $1,434,991 increase in stock compensation in fiscal 2010 compared to the prior year.  We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the 2010 fiscal year, we incurred a net loss from continuing operations of $5,050,612 compared to a net loss from continuing operations of $606,809 during fiscal 2009.  The increase in our net loss in 2010 was attributable primarily to the $1,434,991 increase in stock compensation in fiscal 2010 and approximately $2,469,404 of charges in 2010 relating to the impairment of the assets we acquired from Harbin Aerospace Company, LLC in February 2010.  We acquired from Harbin certain intangible intellectual property, including blueprints, formulas, designs and processes, for manufacturing and production of self-lubricated spherical bearings, bushings and rod-end bearings.  The transaction was deemed to be a business combination pursuant to the FASB standards.  We perform an annual review for impairment of our intangible assets, and at an annual review at October 31, 2010 it was determined that the Harbin intellectual property was fully impaired, resulting in an impairment charge in fiscal 2010 of $2,469,404.

Financial Condition

Liquidity and Capital Resources

As of October 31, 2010, we had total assets of $58,620 and a working capital deficit of $348,639.  Since October 31, 2010, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and, subject to our commence of significant revenue producing operations, the procurement of commercial debt financing.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.  In addition, any financing arrangement may have potentially adverse effects on us or our stockholders.  Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility.  If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2010 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                      Financial Statements and Supplementary Data

Index To Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Trans-Pacific Aerospace Company, Inc.
San Marino, California

We have audited the accompanying balance sheets of Trans-Pacific Aerospace Company, Inc. (the “Company”) (a development stage company) as of October 31, 2010 and 2009 and the related statements of operations, stockholders' deficit and cash flows for the twelve month periods then ended. The financial statements for the period from inception (June 5, 2007) through October 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trans-Pacific Aerospace Company, Inc. as of October 31, 2010 and 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statement, the Company suffered a net loss from operations and has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
February 15, 2011

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

	October 31,	October 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$58,620	$7,417
Total current assets	58,620	7,417

Assets of discontinued operations, net	-	1,000,000
Total assets	$58,620	$1,007,417

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$7,351	$27,557
Accounts payable - related party	4,379	10,000
Accrued salary and payroll taxes	76,519	66,948
Due to Godfrey (China) Ltd	30,000	-
Accrued interest payable	-	93,335
Convertible note payable - related party, net of debt discount of $51,832 and $0, respectively	37,023	-
Convertible note payable, net of debt discount of $7,452 and $0, respectively	252,547	-
Total current liabilities	407,259	197,840
Notes payable, related to discontinued operations	-	1,000,000

Total liabilities	407,259	1,197,840

Stockholders' (deficit)
Preferred stock, 5,000,000 shares authorized. No shares issued and outstanding at October 31, 2010 and October 31, 2009	-	-
Common stock, par value $0.001, 150,000,000 shares authorized. 33,200,286 shares issued and outstanding at October 31, 2010 and 11,192,083 shares issued and outstanding at October 31, 2009	33,200	11,192
Additional paid-in capital	5,339,451	749,591
Common stock payable	165,000	-
Deficit accumulated during the development stage	(5,886,290)	(951,206)

Total stockholders' (deficit)	(348,639)	(190,423)

Total liabilities and stockholders' (deficit)	$58,620	$1,007,417

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Operations

			For the Period
			of Inception,
	For the		from June 5,
	Year Ended		2007, through
	October 31,		October 31,
	2010	2009	2010

Operating expenses
Professional fees	$73,748	$28,856	$102,603
Consulting	187,500	40,000	227,500
Other general and administrative	2,113,011	457,953	2,573,303

Total operating expenses	2,374,259	526,809	2,903,406

Operating loss from continuing operations	(2,374,259)	(526,809)	(2,903,406)

Impairment of goodwill	(2,469,404)	-	(2,469,404)
Interest expense, net	(206,949)	(80,000)	(300,286)

Net loss from continuing operations	$(5,050,612)	$(606,809)	$(5,673,096)

Discontinued operations
Net gain (loss) from discontinued operations	115,527	(283,137)	(213,194)

Net loss from operations	$(4,935,084)	$(889,946)	$(5,886,290)

Basic and dilutive net loss from continuing operations per share	$(0.23)	$(0.04)

Basic and dilutive net loss from discontinued operations per share	$0.01	$(0.02)

Basic and dilutive net loss attributable to Trans-Pacific Aerospace Company, Inc. per share	$(0.22)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	21,911,185	14,250,422

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional		during the
	Common Stock		Paid-In	Common Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total
Inception, June 5, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	13,140,000	13,140	253,161	-	-	266,301
Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	-	-	90,000
Net loss from continuing operations for the year ended October 31, 2007	-	-	-	-	(13,363)	(13,363)
Balances, October 31, 2007	15,840,000	$15,840	$340,461	$-	$(13,363)	$342,938
Net loss from continuing operations for the year ended October 31, 2008	-	-	-	-	(47,897)	(47,897)
Balances, October 31, 2008	15,840,000	$15,840	$340,461	$-	$(61,260)	$295,041
Retirement of common shares	(5,250,000)	(5,250)	5,250	-	-	-
Common stock issued for services	550,000	550	378,950	-	-	379,500
Common stock issued for cash	52,083	52	24,930	-	-	24,982
Net loss from continuing operations for the year ended October 31, 2009	-	-	-	-	(606,809)	(606,809)
Net loss from discontinued operations for the year ended October 31, 2009	-	-	-	-	(283,137)	(283,137)
Balances, October 31, 2009	11,192,083	$11,192	$749,591	$-	$(951,206)	$(190,423)
Common stock issued for cash	3,091,700	3,092	226,890	-	-	229,982
Common stock issued for Board of Directors services	600,000	600	126,900	-	-	127,500
Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	-	-	529,688
Common stock issued for payment on outstanding liabilities	558,340	558	113,389	-	-	113,947
Common stock issued for services	3,250,000	3,250	803,871	-	-	807,121
Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	-	-	1,992,000
Beneficial conversion feature of convertible note payable	-	-	216,455	-	-	216,455
Common stock issued for acquisition of tooling asset	328,000	328	104,632	-	-	104,960
Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	-	-	127,600
Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	-	-	294,185
Contributed capital, from Godfrey	-	-	50,380			50,380
Amortization of stock options	-	-	18,051	-	-	18,051
Common stock payable for services	-	-	-	165,000	-	165,000
Net loss from continuing operations for the year ended October 31, 2010	-	-	-	-	(4,935,084)	(4,935,084)
Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			of Inception
	Years Ended		from June 5,
	October 31,		2007, through
	2010	2009	October 31, 2010
Cash flows from operating activities:
Net loss from continuing operations	$(5,050,612)	$(606,809)	$(5,673,096)
Gain (loss) from discontinued operations	115,527	(283,137)	(213,194)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	1,814,491	379,500	2,198,739
Amortization of debt discount	177,503	-	177,503
Gain on disposal of discontinued assets	(115,527)	-	(115,527)
Loss from impairment of goodwill	2,469,404	-	2,469,404
Depreciation expense	-	7,500	17,500
Loss from settlment with common stock	22,460	-	22,460
Impairment of fixed assets	-	82,500	82,500
Impairment of oil & gas interests	-	190,000	190,000
Change in operating assets and liabilities:
Accounts receivable	-	19,006	-
Due to Godfrey (China) Ltd	30,000	-	80,380
Accounts payable and accrued expenses	107,041	37,557	147,170
Accrued salary and payroll taxes	114,571	66,948	181,519
Accrued interest payable	29,482	80,002	120,245
Net cash used in operating activities	(285,660)	(26,933)	(314,397)

Cash flows from investing activities
Sale of equipment	82,500	-	82,500
Notes receivable	(26,000)	-	(26,000)
Equipment	-	-	(100,000)
Oil & gas working interest	-	-	(100,000)
Net cash provided by (used in) investing activities	56,500	-	(143,500)

Cash flows from financing activities:
Common stock issued for cash and contributed capital	280,362	24,982	516,517
Net cash provided by financing activities	280,362	24,982	516,517

Net increase (decrease) in cash	51,203	(1,951)	58,620
Cash, beginning of the period	7,417	9,368	-

Cash, end of the period	$58,620	$7,417	$58,620

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$136,000	$-	$136,000
Common stock issued for payment on outstanding wages	$105,000	$-	$105,000
Common stock issued for conversion of notes payable	$127,600	$-	$127,600
Retirement of common shares	$-	$5,250	$5,250
Acquisition of oil and gas properties in exchange for note payable	$-	$1,000,000	$1,000,000
Acquisition of tooling assets	$82,500	$-	$82,500
Acquisition of goodwill	$2,469,404	$-	$2,469,404
Beneficial conversion feature of convertible note payable	$216,455	$-	$216,455

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – BACKGROUND AND ORGANIZATION

Organization

The Company was incorporated in the State of Nevada on June 5, 2007, as Gas Salvage Corp. for the purpose of engaging in the exploration and development of oil and gas.  In July 2008, the Company changed its name to Pinnacle Energy Corp.  On February 1, 2010, the Company completed the acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”).  The transaction was structured as a business combination.  Following completion of the HAC acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 11 – Discontinued Operations for further discussion.

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

The Holmes #1 well had been shut down awaiting repairs to its nitrogen rejection unit.  A geologist’s report dated December 18, 2007 indicated that the lease was selling between 85 and 100 MCF per day, however volumetric calculations of the Holmes #1 reservoir have not yet been performed.  The unamortized acquisition cost remained on the balance sheet during the production period, since volumetric calculations were not completed.    The well dried up in 2009 and the Company determined this well was fully impaired as of July 31, 2009, and accordingly, the Company recorded an impairment charge of $190,000 on the Holmes well and an impairment charge on equipment of $82,500 during the fiscal year ended October 31, 2009 which is reflected in the statement of operations as part of the net loss from discontinued operations.

On September 1, 2008 the Company acquired working interests in six oil and gas wells located in Pawnee County, Oklahoma for $1,000,000, payable September 1, 2013.  Interest at an annual rate of 8% was due monthly. The working interests consisted of a 25.5% working interest (20.4% net revenue interest) in two wells, a 20% working interest (16% net revenue interest) in three wells and a 17% working interest (13.6% net revenue interest) in the remaining well.  Volumetric calculations of the wells had not yet been performed.  An examination as to whether the wells warranted impairment based on expected revenue hinged upon performance of volumetric calculations.  On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.  See Note 11 – Discontinued Operations for further discussion.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss from continuing operations of $5,050,612 and a gain from discontinued operations of $115,527 during the year ended October 31, 2010, and an accumulated deficit of $5,886,290 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey.  The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset.  Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment.   Losses  are only recognized to the extent of the company’s  investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income.   At October 31, 2010 there weresuspended losses of $363,652. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at October 31, 2010 or October 31, 2009.

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

Indefinite-lived Intangible Assets

The Company has an indefinite-lived intangible asset (goodwill) relating to purchased blueprints, formulas, designs and processes for manufacturing and production of self-lubricated spherical bearings, bushings and rod-end bearings. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. Testing done for the year ended October 31, 2010 determined that the above mentioned goodwill with a cost of $2,469,404 was fully impaired.

Fair Value of Financial Instruments

The Company adopted FASB ASC 820-10 on October 1, 2008. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has various financial instruments that must be measured under the new fair value standard including: cash and debt. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. The fair value of the Company’s cash is based on quoted prices and therefore classified as Level 1.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		October 31, 2010
	Carrying Value October 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash	$58,620	$58,620	$-	$-
Goodwill in intellectual property	$-	$-	$-	$-
Investment in Godfrey	$-	$-	$-	$-

Liabilities:
Payables	$41,170	$41,170	$-	$-
Convertible notes payable	$289,570	$-	$-	$289,570

		Fair Value Measurements at
		October 31, 2009
	Carrying Value October 31 2009	Level 1	Level 2	Level 3

Assets:
Cash	$7,417	$7,417	$-	$-
Assets of discontinued operations	$1,000,000	$-	$-	$1,000,000

Liabilities:
Payables	$41,170	$41,170	$-	$-
Notes payable, related to discontinued operations	$1,000,000	$-	$-	$1,000,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see notes 3 and 4.

The Company believes that the market rate of interest as of October 31, 2010 and 2009 was not materially different to the rate of interest at which the debts were issued. Accordingly, the Company believes that the fair value of the debts approximated their carrying value at October 31, 2010 and 2009.

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totaling approximately $1,222,895 as of October 31, 2010 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $1,222,895 will expire in various years through 2030.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Deferred tax asset and the valuation account is as follows:

	October 31,
	2010	2009
Deferred tax asset:
NOL Carry forward	$415,784	$194,380
Valuation allowances	(415,784)	(194,380)
Total	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	221,404	173,551
Change in valuation allowance	$(221,404)	(173,551)
	$-	$-

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

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more readily determinable.  The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  We adopted the standard as of inception and applied the standard using the modified prospective method.  On September 16, 2010 the Company issued stock options to two members of their Board of Directors. The options have been accounted for at a fair value as required by the Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic718. See footnote 10 for further discussion.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB.  The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $5,886,290 The Company’s working capital has been primarily generated through the sales of common stock as well as revenue from its wells.  Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 6,000,000 Series A Warrants, 6,000,000 Series B Warrants and options for 4,000,000 shares outstanding as of October 31, 2010 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Year Ended October 31,
	2010	2009

Net loss from continuing operations	$(5,050,612)	$(606,809)

Discontinued operations
Net gain (loss) from discontinued operations	115,527	(283,137)

Net loss from operations	$(4,935,084)	$(899,946)

Basic and dilutive net loss from continuing operations per share	$(0.23)	$(0.04)

Basic and dilutive net loss from discontinued operations per share	$0.01	$(0.02)

Basic dilutive net loss attributable to Trans-Pacific Aerospace Company, Inc. per share	$(0.22)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	21,911,185	14,250,422

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

In May 2009, the FASB issued ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company’s results of operations or financial condition. See Note 12 for disclosures regarding our subsequent events.

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

In July 2010, the FASB issued ASC 2010-20 "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. ASC 2010-20 is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASC 2010-13 Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASC 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, ―Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASC 2010-13 clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provision of ASC 2010-13 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

NOTE 3 – ACQUISITION OF INTANGIBLE ASSETS

On February 1, 2010, the Company completed its acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”).  The transaction was structured as a business combination in exchange for:

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

•
The assumption by the Company of $260,000 of obligations under a convertible note.  The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011.   The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.  As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333.    Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note.  Debt discount expense totaled $9,394 for the year ended October 31, 2010. See Note 8 for further discussion.

•
The assumption by the Company of $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  See Note 6 and 8 for further discussion.

•	Cancellation of $26,000 of HAC's secured promissory notes due to the Company.

The Company acquired intangible intellectual property including blueprints, formulas, designs and processes for manufacturing and production of self-lubricated spherical bearings, bushings and rod-end bearings.  The transaction was deemed to be a business combination pursuant to the FASB standards.

The following table summarizes the entry recording the intangible assets acquired:

Intangible assets - goodwill	$2,469,404
Debt discount on convertible note	20,333
Common stock	(8,000)
Additional paid in capital	(1,984,000)
Convertible note payable	(260,000)
Note payable – related party	(200,000)
Accrued interest on note payable	(11,737)
Cancellation of HAC note receivable	(26,000)
$-

These intangible assets (goodwill) are deemed to be indefinite-lived and accordingly are not amortized.   The Company does perform an annual review for impairment.  At October 31, 2010 a valuation of the purchase price was performed by an independent valuation expert who determined that the intangible assets were fully impaired.  Accordingly, an allowance for impairment for the full cost of the property was established at October 31, 2010.

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market.  In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3).  Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”.  Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired.  At October 31, 2010 there were suspended losses of $363,652.

As there were no operations for Godfrey and the fact that Godfrey is being accounted for as an equity investment, no proforma presentation is necessary because there was no impact on the previously issued financial statements.

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

On April 12, 2010, the Company purchased $82,500 of tooling for its proprietary bearings.  The Company and the vendor agreed that 328,000 shares of common stock would be issued as payment in full for the tooling assets.  As the value of the common stock obligation totaled $104,960 at April 12, 2010 (the closing stock price was $0.32 per share on April 12, 2010), the Company recorded in equity $104,960 and recorded a corresponding loss on settlement with stock for $22,460 for the difference between the value of the common stock to be issued and the value of the tooling asset acquired.  On June 9, 2010, the Company issued 328,000 shares of common stock to pay the obligation in full.  In May 2010 the Company sold the tooling to Godfrey for $132,880. The portion of the sales price in excess of the tooling’s original cost was deemed to be contributed capital due to the related party nature of the transaction.

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 29, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (formerly Strands Management Company, LLC) (the “Cardiff Agreement”).  Matt Szot, our former Chief Financial Officer and former Secretary, is the Chief Financial Officer of Cardiff. Keith Moore and David Walters, former members of our board of directors, each own a 50% interest and is a managing member of Cardiff.   Pursuant to the Cardiff Agreement, in consideration for providing certain services to the Company, Cardiff is entitled to a monthly fee in the amount of $10,000.   The Company also issued 50,000 shares of the Company’s common stock to Mr. Szot pursuant to the Cardiff Agreement.  The initial term of the Cardiff Agreement expired June 28, 2010. The Company incurred $120,500 and $10,000 in consulting fees under the terms of the agreement for the years ended October 31, 2010 and 2009, respectively, which is included in consulting expenses.  On January 28, 2010, the Company issued 448,340 shares of common stock as payment in full of $50,000 of outstanding balances due to Cardiff.  As of October 31, 2010, $49,500 was outstanding under the agreement and is included in common stock payable.

On January 12, 2010, the Company amended the Cardiff Agreement.  Under the amended Cardiff Agreement, Cardiff has the option to accept payment of outstanding cash compensation owed to it under its agreements with the Company in the form of shares of our common stock.  The number of shares to be issued will be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to us.  In addition, under the amended Cardiff Agreement, Cardiff has provided and will provide the Company with transaction execution support services in connection with the HAC transaction, including due diligence, business review of relevant transaction documentation and audit support.   As compensation for the additional services, in February 2010 the Company issued to Cardiff 2,500,000 shares of the Company’s common stock, a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.  The Series A warrant has an exercise price of $0.50 and becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015.  The Series B warrant has an exercise price of $1.00 and becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018.The warrants have not been included in paid in capital because it is unlikely that in the near term the Company can attain revenue numbers high enough for the warrants to become exercisable.

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

On June 29, 2009, the Company entered into an Employment Agreement with David Walters, its former Chief Executive Officer and former member of its Board of Directors.  Under the agreement, which had a term of one year, Mr. Walters received a base salary of $180,000, plus 500,000 shares of the Company’s common stock.  On January 12, 2010, the Company amended the Employment Agreement with Mr. Walters.  Under the amended agreement, Mr. Walters had the option to accept payment of outstanding cash compensation owed to him under the agreement in the form of shares of the Company’s common stock.  The number of shares to be issued is calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to the Company.    The Company incurred $45,000 and $15,000 under the terms of the agreement for the nine months ended July, 2010 and 2009, respectively.  On January 28, 2010, the Company issued 941,514 shares of common stock as payment in full of outstanding balances due to Mr. Walters totaling $105,000.  As of October 31, 2010, no amounts were outstanding under the agreement.  On October 19, 2010 the Placement Agency and Advisory Services Agreement was terminated by mutual agreement of the parties.

As part of the acquisition of Harbin Aerospace Company (HAC), the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.   On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011.  In June 2010, the Company issued 2,200,000 shares of common stock to the note holder valued at $.058 per the agreement reducing its principal obligation by $127,600 pursuant to conversion requests. The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on certain notes as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  During the year ended October 31, 2010, debt discount expense totaled $177,503.

William McKay, the Company’s Chief Executive Officer and Chairman, is the Chief Executive Officer of Godfrey (see Note 4). In May 2010, the Company sold tooling to Godfrey (see Note 5) for $132,880. The Company had acquired the tooling on April 12, 2010 for $82,500 in exchange for its stock.  The gain from the related party has been characterized as contributed capital.  See Note 10 for further discussion.  In May, 2010, HAC received a payment of $132,880 from Godfrey (China) Limited in respect of the purchase price for equipment tooling that the Company provided to Godfrey.   Harbin Aerospace is 100% owned by our Chief Executive Officer and his wife.  Under the terms of our Asset Purchase Agreement with Harbin Aerospace, the payment from Godfrey was properly payable to us and not Harbin Aerospace.  Harbin Aerospace has since applied the full amount received from Godfrey in payment of expenses on our behalf.  As of October 31, 2010, our balance sheet reflects no amount due from Harbin Aerospace.

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

As of October 31, 2010, we owe our Chief Executive Officer $4,379 for expenses he paid on behalf of the company.

NOTE 7 - NOTES RECEIVABLE

In December 2009 and January 2010, the Company advanced a total of $26,000 to HAC in exchange for HAC's secured promissory notes.  Upon completion of the Company's acquisition of HAC, the notes were cancelled.   See Note 3- Acquisition of Intangible Assets.

NOTE 8 – NOTES PAYABLE

The Company issued a promissory note to Futures Investment Corporation on September 1, 2008 for $1,000,000 as payment for an oil and gas working interest in Pawnee County, Oklahoma.  The note is payable on September 1, 2013.  Interest is payable monthly at the rate of 8% simple interest.  As of January 31, 2010, the Company was in default on the note, as the Company had not made the monthly interest payments.  On February 10, 2010, the Company completed the sale of all of its oil and gas business interest in exchange for cancellation of all obligations under the promissory note.  See Note 11 – Discontinued Operations for further discussion.

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note.  The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011.   The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.  As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333.    Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note.  Debt discount expense totaled $12,880 for the year ended October 31, 2010.  The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment.

As part of the acquisition of HAC, the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  The note bears interest at 7% per annum and principal and interest are due and payable on March 31, 2011.  On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011.  The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on certain notes as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  During the year ended October 31, 2010, debt discount expense totaled $177,503.

In June 2010, the Company issued 2,200,000 shares of common stock at $.058 per share to the note holder reducing its principal obligation by $127,600 pursuant to conversion requests.  This note was originally part of the acquisition of Harbin Aerospace Company (HAC), whereby the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.   On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011.

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

Lease

In October 2010 the Company entered into a lease of its administrative, offices. The lease expires November 30, 2011 and calls for monthly rental payments of $792.

Minimum annual rentals for the above lease are as follows:

2011 and thereafter                                                 $ 10,296

NOTE 10 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At October 31, 2010, there were 33,200,286 shares issued and outstanding.  At October 31, 2009, there were 11,192,083 shares issued and outstanding.

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

On September 11, 2009, the Company entered into a stock purchase agreement with an accredited investor for the sale of 52,083 shares of its common stock at a purchase price of $0.48 per share or $2500.  The sale closed on September 11, 2009.

On December 22, 2009, the Company entered into a stock purchase agreement with an accredited investor for the sale of 400,000 shares of its common stock at a purchase price of $0.25 per share or $100,000.  The sale of 72,000 shares of common stock pursuant to this agreement closed on December 24, 2009.  The sale of 20,000 shares of common stock pursuant to this agreement closed on January 20, 2010.  The sale of 80,000 shares of common stock pursuant to this agreement closed on February 16, 2010.   The sale of 60,000 shares of common stock pursuant to this agreement closed on March 24, 2010.   The sale of 168,000 shares of common stock pursuant to this agreement closed on April 5, 2010.

On January 15, 2010, the Company entered into a stock purchase agreement with an accredited investor for the sale of 120,000 shares of its common stock at a purchase price of $0.25 per share or $30,000.  The sale closed on January 15, 2010.

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

On February 1, 2010, the Company issued 8,000,000 shares of the Company’s common stock valued at $1,992,000 as part of the acquisition of HAC.  The shares were valued based on the closing stock price on the date of grant.  Pursuant to this agreement, the Company also issued (i) Series A common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.   The Series A warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015 and (ii) a Series B common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share.   The Series B warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018  The warrants have not been valued as it is unlikely that in the near term the Company can attain revenue numbers high enough for the warrants to become exercisable.

As compensation for the additional services, in February 2010 the Company issued to Cardiff 2,500,000 shares of the Company’s common stock valued at $622,500, a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.  The shares were valued based on the closing stock price on the date of grant.  The warrants have not been valued as it is unlikely that in the near term the Company can attain revenue numbers high enough for the warrants to become exercisable.

During the year ended October 31, 2010, the Company issued 900,000 shares of the Company’s common stock to Mr. McKay valued at $191,400 pursuant to his employment agreement.  The shares were valued based on the closing stock price on the date of the agreement.

In June 2010, the Company issued 2,200,000 shares of common stock valued at $127,600 to the note holder reducing its principal obligation by $127,600 pursuant to conversion requests. The shares were valued at $0.58 per share per the agreement.

On June 5, 2010, the Company hired Equiti-Trend as the Company’s public and investor relations, to perform public and investor relations under the terms set forth in the engagement letter which provided for cancellation by either party on 30 days notice.  Pursuant to the engagement letter, the Company agreed to issue Equiti-Trend up to 1,800,000 shares of the Company’s restricted common stock as sole compensation for its services for a six-month service period.   The Company issued 300,000 restricted common shares valued at $45,000 upon execution of the agreement. The shares were valued based on the closing stock price on the date of the agreement.

On June 9 2010, the Company issued 328,000 shares of common stock which was valued at $104,960 based on the closing price on the date of acquisition for the tooling assets it acquired in April 2010 at a cost of $82,500.  A loss of $22,460 was realized on the difference between the cost of the tooling and the value of the shares issued.

On August 20, 2010, the Company issued 300,000 shares of common stock to Keith Moore valued at $87,000 pursuant to his employment agreement. The shares were valued based on the closing stock price on the date of the agreement.

On August 20, 2010, the Company issued 300,000 common shares to the Company’s Board of Directors valued at $71,250 for services.  The shares were valued based on the closing stock price on the date of the restricted stock grant.

On October 19, 2010 the Company issued 150,000 shares of common stock valued at $18,000 to Matt Szot pursuant to the Cardiff Settlement Agreement (see footnote 6). The shares were valued based on the closing stock price on the date of the agreement.

On October 19, 2010 the Company issued 1,838,649 shares of common stock to Cardiff Partners as part of a settlement agreement with Cardiff (see footnote 6). The shares valued at $294,184 were based on the closing stock price on the date of the agreement.

On September 16, 2010 the Company granted 2,000,000 options each to Kevin Gould and Greg Archer to purchase shares at the closing price as of September 16, 2010 of $0.15 per share. The options were granted in connection with Mr. Gould and Mr. Archer’s agreement to serve on the Board of Directors of the Company. The options vest in three equal amounts on each of the next three anniversary dates of this agreement beginning September 16, 2011. For the year ended October 31, 2010, $18,051 was amortized as stock based compensation based on the values assigned using the Black Scholes Model.

On October 27, 2010, the Company entered into a stock purchase agreement with an accredited investor for the sale of 1,000,000 shares of its common stock at a purchase price of $0.05 per share.  The sale closed and cash of $50,000 was received on October 28, 2010.

On October 27, 2010 the Company issued 100,000 shares of common stock in lieu of commissions which were valued at $12,000 based on the closing stock price on the date of grant.

 On October 28, 2010 the Company issued 100,000 shares of common stock in lieu of commissions which were valued at $9,000 based on the closing stock price on the date of grant.

On October 28, 2010, the Company entered into a stock purchase agreement with an accredited investor for the sale of 1,000,000 shares of its common stock at a purchase price of $0.05 per share or $50,000.  The sale closed and cash of $50,000 was received on October 28, 2010.

On October 29, 2010 the Company issued 410,000 common shares to the Company’s Board of Directors for services.  The shares were valued at  $69,300 based on the closing stock price on the date of the restricted stock grant.

On October 29, 2010 the Company issued 110,000 common shares valued at $5,000 for services to a vendor. The shares were valued based on the closing stock price on the date the vendor accepted share based payment.

As of October 31, 2010, the Company recorded a common stock payable of $165,000 for 1,200,000 common shares issuable to Equiti-Trend for services.  The shares were valued based on the closing stock price on the date of the restricted stock grant.  The agreement with Equiti-Trend (see above) has been cancelled by the Company.

NOTE 11 – DISCONTINUED OPERATIONS

On February 10, 2010, the Company completed the sale of all of its oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000 and accrued interest of $115,527.  The Company recorded a gain on disposal of assets totaling $115,527 for the year ended October 31, 2010.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.

The Company’s gain from discontinued operations for the year ended October 31, 2010 totaled $115,527.   The Company’s loss from discontinued operations for the year ended October 31, 2009 totaled $283,137.  The Company’s loss from discontinued operations since inception through October 31, 2010 totaled $213,194.  Prior year financial statements have been restated to present the discontinued operations.

The following schedule shows the assets of the discontinued operations as of October 31, 2009:

Pawnee County Lease	$1,000,000

Total	$1,000,000

The following schedule shows the liabilities of the discontinued operations as of October 31, 2009:

Notes payable	$1,000,000

Total	$1,000,000

NOTE 12 – SUBSEQUENT EVENTS

On November 10, 2010 500,000 shares of common stock totaling $265,000 were issued to each of the following Board Members: Alex Kam, Greg Archer, Ray Kwong, Kevin Gould and Peter Liu, for a total of 2,500,000 shares.  The shares were valued based on the date of the agreement.

On November 10, 2010 200,000 shares valued at $38,000 were issued for services to be rendered.

On November 12, 2010 Ray Kwong and Alex Kam were admitted as Directors. Mr. Kam also serves as a member of the Board of Managers of Godfrey (China) Limited.

On January 12, 2011 1,100,000 shares of common stock valued at $31,900 based were issued to Theodora Kobal upon her conversion of $31,900 of principal under the terms of her convertible promissory note.

The company did not have any other subsequent events through February 15, 2011 which is the date the financial statements were available to be issued, that required recording or disclosure in the financial statements for the year ended October 31, 2010.

Item 9.                       Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2010 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15d-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2010 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010, and this assessment identified certain  material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of a financial expert or audit committee of the board of directors; the absence of any segregation of duties in financial transactions or reporting as a result of the fact that we have one employee; and the significant number of adjustments made to our financial statements in the course of the audit of our financial statements by our independent registered public accounting firm. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                    Other Information

Not applicable.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of the date of this report are set forth below:

Name	Age	Position
William R. McKay	56	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer
Greg Archer	56	Director
Kevin Gould	56	Director
Ray Kwong	56	Director
Alex Kam	57	Director
Peter Liu	54	Director

Mr. McKay has served as our president, chief executive officer, chief financial officer and chairman of our board of directors since February 1, 2010.   Mr. McKay also serves as chief executive officer and a member of the board of managers of Godfrey (China) Limited.  From March 2009 through February 2010, Mr. McKay was the founder and chief executive officer of Harbin Aerospace Company, LLC, whose assets were acquired by us on February 1, 2010.  Prior to forming Harbin, Mr. McKay was an aerospace industry consultant involved in aerospace projects in China and other aspects of the industry from 2008 to 2009.   From 2006 to 2008, Mr. McKay served as chief operating officer for Acromil Corporation, an aerospace structural component manufacturing company.   Prior to Acromil, Mr. McKay served from 1986 to 2006 in a variety of senior management roles with Southwest Products Company, a specialized engineering consulting firm and designer and manufacturer of plain spherical bearings used primarily in aerospace, naval and sophisticated commercial applications, most recently serving as a chief executive officer from 1991 to 2006.  In May 2005, Southwest Products filed for protection under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a Chapter 7 proceeding in July 2005.  Mr. McKay was a personal guarantor of commercial loans by Southwest Products and upon Southwest Products’ bankruptcy was forced to seek protection under Chapter 7 of the U.S. Bankruptcy Code in July 2005.  Mr. McKay received a bachelors of arts degree, a law degree and a masters of business administration from the University of Southern California.  He is a member of the California State Bar.

Mr. Archer has served as a member of our board of directors since April 21, 2010.  Mr. Archer has been engaged as a private investor since March 2010.  Prior to March 2010, Mr. Archer was employed by Northrop Grumman Corporation in a variety of management positions over a 24 year period of time, most recently serving as director of procurement and global supply chain for the aerospace systems sector of Northrup Grumman from December 2002 to March 2010.  Mr. Archer is a graduate of California State Polytechnic State University at Pomona.

Mr. Gould has served as a member of our board of directors since August 27, 2010.  Mr. Gould has been engaged as a private investor since July 2010.  Prior to July 2010, Mr. Gould served as chief executive officer of Piper Aircraft, Inc. from January 2009 to July 2010 and vice president of operations of Piper Aircraft from 2005 to January 2009.  Mr. Gould holds a masters of business administration from Harvard University, a masters of science in management from Stanford University's Sloan program, a law degree from University of Southern California and a bachelors of arts degree from Washington State University.

Mr. Kwong has served as a member of our board of directors since November 12, 2010.  Since 2001, Mr. Kwong has served as president of SNC Consulting, a cross-border business development consulting firm.  Mr. Kwong received a masters of business administration from the University of Southern California.

Mr. Kam has served as a member of our board of directors since November 12, 2010.  Mr. Kam also serves as a member of the board of managers of Godfrey (China) Limited.  For over the past five years, Mr. Kam has served as president of China United Industrial Co., Ltd., a manufacturer of consumer electronics in China.  Mr. Kam received a masters of science and bachelors of science from UCLA.

Mr. Liu  has served as a member of our board of directors since November 12, 2010.  Mr. Liu also serves as a member of the board of managers of Godfrey (China) Limited.  For over the past five years, Mr. Liu has served as chief executive officer of SoCal Metals, Inc., a Los Angeles, California based metal processing company with facilities in the United States and China.  Mr. Liu received a masters of science and a Ph.D. from Auburn University and a bachelor of science from Zhongshan University in China.

Our executive officers are appointed by, and serve at the discretion of, our board of directors.  There is no family relationship between any of our executive officers or directors.  Each of our directors have been elected to serve on our board of directors based on their experience in the aerospace industry or Chinese based cross-border transactions.

Committee Interlocks and Insider Participation

No member of our board of directors is employed by us except for Mr. McKay, who is presently employed as our president and chief executive officer.  None of our executive officers serve on the board of directors of another entity, whose executive officers serves on the compensation committee of our board of directors.  None of our officers or employees participated in deliberations of our board of directors concerning executive officer compensation.

Code of Ethics

We have adopted a code of ethics for our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Audit Committee Financial Expert

We currently do not have an audit committee of our board of directors.  As a result, our board has not determined any of its members to be audit committee financial experts.

Item 11.                     Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officers during the fiscal year ended October 31, 2010 and our other two highest paid executive officers earning in excess of $100,000 for services rendered in all capacities during the fiscal year ended October 31, 2010.  In reviewing the table, please note that:

•	William McKay has served as our chief executive officer since February 1, 2010;

•	David Walters served as our chief executive officer from June 30, 2009 to February 1, 2010; and

•	Matt Szot served as our chief financial officer from June 30, 2009 to October 19, 2010.

Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)
William McKay, CEO	2010	135,000	—	191,400	—	9,619	336,019
	2009	—	—	—	—	—	—
David Walters, CEO	2010	—	—	27,500	—	—	27,500
	2009	60,000	—	345,000	—	40,000	445,000
Matt Szot, CFO	2010	—	—	40,500	—	—	40,500
	2009	—	—	34,500	—	—	34,500

The dollar amounts in columns (e) and (f) reflect the dollar amounts calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnote (2) to our audited financial statements for the fiscal year ended October 31, 2010.

Narrative Disclosure to Summary Compensation Table

William McKay

On February 1, 2010, we entered into a written employment agreement with William McKay pursuant to which he serves as our chief executive officer and chairman of the board for a term of one year ending on January 31, 2011, provided that the agreement shall be subject to automatic renewals of additional one year terms unless either party notifies the other no later than July 31st of the then current term of its intent to terminate the agreement.  No such notice of termination has been provided by either party as of the date of this report. Pursuant to McKay’s employment agreement, he is entitled to:

•	an annual salary of $180,00, subject to annual review by our board of directors;
•	a one-time bonus of 1.2 million shares of our common stock issuable in quarterly installments of 300,000 shares over the first four quarters of the agreement;
•	a car allowance of $750 per month;
•	four weeks annual paid vacation;
•	an annual bonus at the discretion of our board of directors;
•	participation in such medical, retirement and other benefit plans as we offer to our other senior executives; and
•
in the event of his termination by us without cause or by Mr. McKay for good reason (as such terms are defined in the agreement) the payment of salary and continued plan benefits for the remainder of the one year term then in effect.

Column (e) in the above table reflects the dollar amount of Mr. McKay’s 1.2 million share bonus.  As of October 31, 2010, 900,000 shares had vested and had been issued and 300,000 shares were subject to vesting.  Since those 300,000 shares vest on January 31, 2011, the dollar value of those shares was calculated on the assumption that they would vest in full.

David Walters

On June 29, 2009, we entered into an employment agreement with David Walters, our former chief executive officer.  Under the agreement, which had a term of one year, Mr. Walters received a base salary of $180,000, plus 500,000 shares of our common stock.  On January 12, 2010, we amended the employment agreement with Mr. Walters to allow Mr. Walters the option to accept payment of outstanding cash compensation owed to him under the agreement in the form of shares of our common stock.  The number of shares to be issued were to be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to us.   On January 28, 2010, we issued 941,514 shares of common stock to Mr. Walters as payment in full of outstanding balances due to Mr. Walters totaling $105,000.  Mr. Walters’ employment agreement was terminated on October 19, 2010.

Cardiff Partners, LLC

The above summary compensation table does not attribute to either Mr. Walters or Mr. Szot any compensation paid by us to Cardiff Partners, LLC.   On June 30, 2009, we entered into a support services agreement with Cardiff Partners, LLC.  At the time, our chief executive officer, David Walters, owned a 50% interest in Cardiff and was a managing member of Cardiff.  In addition, our chief financial officer at the time, Matt Szot, was  the chief financial officer of Cardiff.  The notes to our audited financial statements and Item 13. “Certain Relationships and Related Transactions and Director Independence” of this annual report provide a summary description of all cash and non-cash compensation paid by us to Cardiff.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table sets forth information for each of the officers named in the above summary compensation table concerning unexercised options and unvested or unearned share awards as of October 31, 2010.  In reviewing the table, please note that none of the named officers held any options as of October 31, 2010.

Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (b)		Market Value of Shares or Units of Stock That Have Not Vested (#) (c)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights of Stock That Have Not Vested (#) (d)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights of Stock That Have Not Vested ($) (e)

William McKay, CEO	300,000	(1)	$42,000	(2)	—	—
David Walters, CEO	—		—		—	—
Matt Szot, CFO	—		—		—	—

(1)
Represents shares that have not vested under Mr. McKay’s employment agreement with us.  Pursuant to the February 2010 employment agreement we entered into with Mr. McKay, he is entitled to a one-time bonus of 1.2 million shares of our common stock issuable in quarterly installments of 300,000 shares over the first four quarters of the agreement.  As of October 31, 2010, 900,000 shares have been earned and issued and the final 300,000 shares will vest and become issuable on January 31, 2011.

(2)	The market value of the 300,000 shares is based on the last sale price of our common stock ($.014 p/s) on October 29, 2010.

2010 Director Compensation Table

The following table sets forth information concerning all cash and non-cash based compensation we paid to our directors during the fiscal year ended October 31, 2010.  In reviewing the table, please note:

•	No information is provided for William McKay or David Walters since all compensation paid to those persons for the 2010 fiscal year is included in the summary compensation table above; and
•	Messrs. Kwong, Kam and Liu were appointed to our board on November 12, 2010.

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Greg Archer		11,000	9,026				20,026
Kevin Gould			9,026				9,026
Keith Moore		98,000					98,000

The dollar amounts in columns (c) and (d) reflect the dollar amounts of the awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnote (2) to our audited financial statements for the fiscal year ended October 31, 2010.

Narrative Disclosure to 2010 Director Compensation Table

We pay each of our non-executive members of the board an attendance fee in the amount of $2,500 per meeting attended in person and $1,250 per meeting attended telephonically.  These amounts are reflected in columns (b) and (h) in the above table.  Directors who are employees of our company receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board.

We issued to Messrs. Archer, Gould and Moore 100,000 restricted shares of our common stock upon their appointment to our board.  The shares vest in quarterly installments of 25,000 shares subject to the holder’s continued service on our board.  At the time of his resignation in October 2010, 50,000 shares held by Mr. Moore were unvested and we agreed to waive the vesting condition on those shares.  The dollar amounts of these share grants are reflected in columns (c) and (h) in the above table.  We also granted 100,000 shares each to Messrs. Kwong, Kam and Liu on similar terms upon their appointment to our board in November 2010.

In September 2010, we entered into consulting agreements with Messrs. Archer and Gould pursuant to which they have agreed to provide certain advisory services to our management from time to time, in return for which we granted to each of them non-qualified stock options to purchase 2 million shares of our common stock, over a 10 year period from the date of vesting, at an exercise price of $0.15 per share.  The options vest in three equal installments on the first three anniversaries of the option grant.  The dollar amounts of these option grants are reflected in columns (d) and (h) in the above table.  We also granted options to purchase 2 million shares of our common stock each to Messrs. Kwong, Kam and Liu upon their appointment to our board of directors in November 2010 on similar terms.

SEC Position on Certain Indemnification Arrangements

Our articles of incorporation allow us to indemnify our directors and officers to the fullest extent permitted under Nevada law. Chapter 78 of the Nevada Revised Statutes provides for indemnification by a corporation of costs incurred by directors, employees, and agents in connection with an action, suit, or proceeding brought by reason of their position as a director, employee, or agent. The person being indemnified must have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation.  We intend to enter into agreements with the current members of our board of directors and certain other employees in which we agree to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us pursuant to the provisions contained in our amended and restated articles of incorporation, our amended and restated bylaws, Nevada law or otherwise, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit, or proceeding, is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of this issue.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of February 11, 2011, by:

•	All of our directors and executive officers, individually;

•	All of our directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 37,000,286 shares of our common stock outstanding as of February 11, 2011, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 11, 2011, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Trans-Pacific Aerospace Company, Inc., 2975 Huntington Drive, Suite 107, San Marino, California 91108.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
William R. McKay	8,000,000	(2)	21.4%

Ray Kwong	1,775,000	(3)	4.8%

Greg Archer	800,000	(3)	2.7%

Kevin Gould	735,000	(3)	1.9%

Alex Kam	600,000	(3)	1.6%

Peter Liu	500,000	(3)	1.4%

All directors and executive officers as a group (6 persons)	12,410,000		33.3%

Name and Address of 5% Holders	Shares(1)	Percentage
Harbin Aerospace Company, LLC 2975 Huntington Drive, Suite 107 San Marino, CA 91108	6,800,000	18.4%

Cardiff Partners, LLC 30950 Rancho Viejo Road, Suite 120 San Juan Capistrano, CA 92675	5,728,503	15.5%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 300,000 shares that vest on January 31, 2010 and 6,800,000 shares held directly by Harbin Aerospace Company, LLC, a Nevada limited liability company, controlled by Mr. McKay’s wife.
(3)	Does not include 2,000,000 shares of common stock underlying options that have not vested.

Equity Compensation Plan Information

Our board of directors approved our 2010 Stock Incentive Plan in 2010.  The plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards, which may be subject to future achievement of performance criteria or free of any performance or vesting conditions.

The maximum number of shares reserved for issuance under the plan is 7,500,000.  The exercise price of options granted under the plan shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of our stock or any parent or subsidiary corporation of ours, in which case the exercise price shall then be 110% of the fair market value.

In 2010, we granted outside of our 2010 Stock Incentive Plan non-qualified stock options to certain independent directors.  We granted to Greg Archer, Kevin Gould, Raymond Kwong, Alex Kam and Peter Liu each options to purchase 2,000,000 shares of our common stock, exercisable over a 10-year period from the date of vesting, at an exercise price of $0.15 per share.  The options vest in three equal installments on the first three anniversaries of the date of grant.

The following table sets forth certain information as of October 31, 2010 about our 2010 Stock Incentive Plan and our non-plan options under which our equity securities are authorized for issuance.  The first column reflects outstanding stock options to purchase 4,000,000 shares of common stock pursuant to non-plan options issued to certain of our independent directors prior to October 31, 2010.  The third column reflects 7,500,000 shares available for issuance under our 2010 Stock Incentive Plan as of October 31, 2010.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	—	$—	7,500,000
Equity compensation plans not approved by security holders	4,000,000	$0.15	—
Total	4,000,000	$$0.15	7,500,000

Item 13.                     Certain Relationships and Related Transactions and Director Independence

The Cardiff Agreements

On June 30, 2009, we entered into a support services agreement with Cardiff Partners, LLC.  At the time of that agreement, our chief executive officer, David Walters, was a director and 50%-owner of Cardiff and our chief financial officer, Matt Szot, was the chief financial officer of Cardiff.  Pursuant to the Cardiff agreement, Cardiff provided certain services to us in return for a monthly fee of $10,000.  We also issued 50,000 shares of our common stock to Mr. Szot pursuant to the Cardiff agreement.  The initial term of the Cardiff agreement expired on June 28, 2010. We incurred $40,000 in consulting fees and $34,500 in stock based compensation under the terms of the agreement for the fiscal years ended October 31, 2009.

On January 12, 2010, we amended the Cardiff agreement to allow Cardiff the option to accept payment of outstanding cash compensation owed to it under the agreements in the form of shares of our common stock.  The number of shares to be issued were to be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to us.  On January 28, 2010, we issued 448,340 shares of our common stock as payment in full of $50,000 of outstanding balances due to Cardiff.

In addition, under the amended Cardiff agreement, Cardiff was to provide us with transaction execution support services in connection with our acquisition of Harbin Aerospace Company, LLC, including due diligence, business review of relevant transaction documentation and audit support.  As compensation for the additional services, we issued to Cardiff 2,500,000 shares of our common stock, a Series A common stock purchase warrant to purchase 2,000,000 shares of our common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of our common stock.

On February 15, 2010, we entered into a placement agency and advisory services agreement with Monarch Bay Associates, LLC, a FINRA member investment banking firm.  Mr. Walters is a manager and 50%-owner of Monarch Bay.  Under the agreement, Monarch Bay was to act as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   Pursuant to the agreement, Monarch Bay would receive fees equal to (a) 8% of the gross proceeds raised by us in any private placement, plus warrants to purchase 8% of the number of shares of common stock issued or issuable by us in connection with any private placement and (b) up to 5% of the total consideration paid or received by us or our stockholders in any acquisition, merger, joint venture or similar transaction.

On October 19, 2010, we entered into a settlement and release agreement with Cardiff Partners, LLC, Monarch Bay Associates, LLC, David Walters, Keith Moore and Matt Szot, collectively referred to as the “Cardiff parties.”  Under the settlement and release agreement, we terminated the aforementioned agreements with Cardiff and Monarch Bay and all other agreements and arrangements between us, on the one hand, and any of the Cardiff parties in exchange for our issuance of  1,838,649 shares of our common stock to Cardiff Partners, LLC.   We also agreed  with the Cardiff parties to mutually release each other of all claims, known or unknown.

The Harbin Agreements

On February 1, 2010, we acquired from Harbin Aerospace Company, LLC certain assets relating to aircraft component part design, engineering and manufacturing.  The transaction was structured as a business combination in exchange for our:

•
Issuances of a Series A common stock purchase warrant to purchase 4,000,000 shares of our common stock at an exercise price of $0.50 per share. The Series A warrant becomes exercisable on the date that we recognize revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015.

•
Issuance of a Series B common stock purchase warrant to purchase 4,000,000 shares of our common stock at an exercise price of $1.00 per share. The Series B warrant becomes exercisable on the date that we recognize revenue equal to or exceeding $100 million for any consecutive twelve-month period and expires on January 31, 2018.

•	Assumption of $460,000 of liabilities of Harbin.

William McKay, who was appointed as our chief executive officer and director upon the consummation of the asset acquisition, was the chief executive officer of Harbin and his wife, Nikki Lynn McKay, is the sole member of Harbin.  As part of the acquisition, we assumed $200,000 of obligations under a note payable, plus $11,737 of accrued interest, held by the mother-in-law of Mr. McKay.  The note bears interest at 7% per annum and all principal and interest was due and payable on March 31, 2011.  On June 4, 2010, we entered into an amended and restated convertible promissory note with holder, pursuant to which all principal and interest under the note is convertible at $0.058 per share and the term of the note was extended to June 3, 2011.  In June 2010, we issued 2,200,000 shares of our common stock to the holder upon conversion of $127,600 of principal under the note.

Item 14.                     Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the fiscal years ended October 31, 2010 and 2009 by our independent registered public accounting firms for such years, as of the filing dates, for the audit of our consolidated financial statements for the fiscal years ended October 31, 2010 and 2009, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

On January 27, 2010, our board of directors approved the engagement of M&K CPAS, PLLC to serve as our principal independent public accountant to audit our financial statements.  Prior to January 27, 2010, our principal independent public accountant was John Kinross-Kennedy.  Audit fees billed by M&K relate to the audits for the fiscal year ended October 31, 2010 and 2009.  The accountant fees paid to John Kinross-Kennedy relate to the firm’s review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q for the interim periods of fiscal year ended October 31, 2009.

M&K CPAS, PLLC	2010	2009
Audit Fees	$23,500	$5,500
Audit-Related Fees	—	—
Tax Fees	—	—
	$23,500	$5,500

John Kinross-Kennedy	2010	2009
Audit Fees	$—	$4,000
Audit-Related Fees	—	—
Tax Fees	—	—
	$—	$4,000

Audit Committee Pre-Approval Policies

We do not have an audit committee of our board of directors.  However, our board approves all audit fees, audit-related fees, tax fees and special engagement fees.  Our board approved 100% of such fees for the fiscal year ended October 31, 2010.

PART IV

Item 15.                     Exhibits and Financial Statement Schedules

(a)           Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed

(b)           Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c)           Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Exhibit Index

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation dated June 5, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.2	Certificate of Amendment to Articles of Incorporation dated October 3, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.3	Certificate of Change to Articles of Incorporation dated July 25, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.4	Certificate of Amendment to Articles of Incorporation dated July 31, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.5	Certificate of Amendment to Articles of Incorporation dated February 17, 2010.	Filed electronically herewith.

3.6	Bylaws of the Registrant, as amended June 3, 2010.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on June 21, 2010.

10.1	Employment Agreement dated June 30, 2009 between Registrant and David Walters.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2009.

10.2	Support Services Agreement dated June 30, 2009 between Registrant and Cardiff Partners, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2009.

10.3	Amendment No. 1 to Employment Agreement dated January 17, 2010 between Registrant and David Walters	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

Number	Exhibit Description	Method of Filing

10.4	Amendment No. 1 dated January 17, 2010 to Support Services Agreement Registrant and between Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.5	Agreement dated January 19, 2010 regarding formation of Godfrey (China) Limited*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

10.6	Asset Purchase Agreement dated January 27, 2010 between Registrant and Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.7	Form of Series A Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.8	Form of Series B Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.9	Convertible Promissory Note dated February 1, 2010 issued by Registrant to Santa Anita Co., LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.10	Employment Agreement dated February 1, 2010 between Registrant and William McKay*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

10.11	Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC, dated February 15, 2010*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

10.12	Settlement and Release Agreement dated October 19, 2010 between Registrant and Cardiff Partners, LLC.*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

10.13	Asset Purchase Agreement dated February 10, 2010 between Registrant and Futures Investment Corp.	Filed electronically herewith.

21.1	List of subsidiaries of Registrant.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Date: February 15, 2011	By:	/s/William Reed McKay
William Reed McKay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Reed McKay	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	February 15, 2011
William Reed McKay	(Principal Executive and Financial Officer)

/s/ Greg Archer	Director	February 15, 2011
Greg Archer

/s/ Kevin Gould	Director	February 15, 2011
Kevin Gould

/s/ Ray Kwong	Director	February 15, 2011
Ray Kwong

	Director	February 15, 2011
Alex Kam

	Director	February 15, 2011
Peter Liu