Form 10-Q
period 2011-01-31
Trans-Pacific Aerospace Company, Inc.
filed 2011-03-16
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

Registrant's telephone number: (626) 796-9804

Not applicable
(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports) .  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of March 14, 2011, the registrant had 41,760,286 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

i

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	January 31,	October 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$228,370	$58,620
Prepaid expenses	792	-
Total current assets	229,162	58,620

Office equipment	3,476	-
Total assets	$232,639	$58,620

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$72,305	$6,791
Accounts payable - related party	-	4,379
Accrued salary and payroll taxes	113,151	76,519
Due to Godfrey (China) Ltd	30,000	30,000
Accrued interest payable	4,023	-
Convertible note payable - related party, net of unamortized debt discount of $29,618 and $51,832, respectively	27,336	37,023
Convertible note payable, net of unamortized debt discount of $3,007 and $7,452, respectively	256,993	252,547
Total current liabilities	503,808	407,259

Total liabilities	503,808	407,259

Stockholders' (deficit)
Preferred stock, 5,000,000 shares authorized. No shares issued and outstanding at January 31, 2011 and October 31, 2010	-	-
Common stock, par value $0.001, 150,000,000 shares authorized. 37,000,286 shares issued and outstanding at January 31, 2011 and 33,200,286 shares issued and outstanding at October 31, 2010	37,000	33,200
Additional paid-in capital	5,903,694	5,339,451
Common stock payable	455,000	165,000
Deficit accumulated during the development stage	(6,666,863)	(5,886,290)

Total stockholders' (deficit)	(271,169)	(348,639)

Total liabilities and stockholders' (deficit)	$232,639	$58,620

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period
			of Inception,
	For the		from June 5,
	Three Months Ended		2007, through
	January 31,		January 31,
	2011	2010	2011

Operating expenses
Professional fees	$91,584	$13,061	$194,187
Consulting	2,500	30,000	230,000
Other general and administrative	603,397	221,290	3,176,700

Total operating expenses	697,481	264,351	3,600,887

Operating loss from continuing operations	(697,481)	(264,351)	(3,600,887)

Impairment of goodwill	-	-	(2,469,404)
Loss on induced debt conversion	(55,000)	-	(55,000)
Interest expense, net	(28,092)	(20,000)	(328,378)

Net loss from continuing operations	$(780,573)	$(284,351)	$(6,453,669)

Discontinued operations
Net gain (loss) from discontinued operations	-	-	(213,194)

Net loss from operations	$(780,573)	$(284,351)	$(6,666,863)

Basic and dilutive net loss from operations per share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	35,833,982	11,290,404

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

					Deficit
					Accumulated
			Additional		during the
	Common Stock		Paid-In	Common Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Inception, June 5, 2007	-	$-	$-	$-	$-	$-

Common stock issued for cash	13,140,000	13,140	253,161	-	-	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	-	-	90,000

Net loss from continuing operations for the year ended October 31, 2007	-	-	-	-	(13,363)	(13,363)
Balances, October 31, 2007	15,840,000	$15,840	$340,461	$-	$(13,363)	$342,938

Net loss from continuing operations for the year ended October 31, 2008	-	-	-	-	(47,897)	(47,897)
Balances, October 31, 2008	15,840,000	$15,840	$340,461	$-	$(61,260)	$295,041

Retirement of common shares	(5,250,000)	(5,250)	5,250	-	-	-

Common stock issued for services	550,000	550	378,950	-	-	379,500

Common stock issued for cash	52,083	52	24,930	-	-	24,982

Net loss from continuing operations for the year ended October 31, 2009	-	-	-	-	(606,809)	(606,809)

Net loss from discontinued operations for the year ended October 31, 2009	-	-	-	-	(283,137)	(283,137)
Balances, October 31, 2009	11,192,083	$11,192	$749,591	$-	$(951,206)	$(190,423)

Common stock issued for cash	3,091,700	3,092	226,890	-	-	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	-	-	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	-	-	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	-	-	113,947

Common stock issued for services	3,250,000	3,250	803,871	-	-	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	-	-	1,992,000

Beneficial conversion feature of convertible note payable	-	-	216,455	-	-	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	-	-	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	-	-	127,600

Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	-	-	294,185

Contributed capital, from Godfrey	-	-	50,380			50,380

Amortization of stock options	-	-	18,051	-	-	18,051

Common stock payable for services	-	-	-	165,000	-	165,000

Net loss from continuing operations for the year ended October 31, 2010	-	-	-	-	(4,935,084)	(4,935,084)
Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)

Common stock issued for Board of Directors services	2,500,000	2,500	422,500	-	-	425,000

Common stock issued for services	200,000	200	33,800	-	-	34,000

Common stock issued for conversion of notes payable	1,100,000	1,100	30,800	-	-	31,900

Additional paid in capital from induced debt conversion	-	-	55,000	-	-	55,000

Amortization of stock options	-	-	22,143	-	-	22,143

Common stock payable for cash received	-	-	-	233,000	-	233,000

Common stock payable for compensation	-	-	-	57,000	-	57,000

Net loss from continuing operations for the
period ended January 31, 2011	-	-	-	-	(780,573)	(780,573)
Balances, January 31, 2011	37,000,286	$37,000	$5,903,694	$455,000	$(6,666,863)	$(271,169)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			of Inception
	Three Months Ended		from June 5,
	January 31,		2007, through
	2011	2010	January 31, 2011
Cash flows from operating activities:
Net loss from continuing operations	$(780,573)	$(284,351)	$(6,453,669)
Gain (loss) from discontinued operations	-	-	(213,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	538,143	182,735	2,736,882
Amortization of debt discount	26,659	-	204,162
Loss on induced debt conversion	55,000	-	55,000
Gain on disposal of discontinued assets	-	-	(115,527)
Loss from impairment of goodwill	-	-	2,469,404
Depreciation expense	134	-	17,634
Loss from settlment with common stock	-	-	22,460
Impairment of fixed assets	-	-	82,500
Impairment of oil & gas interests	-	-	190,000
Change in operating assets and liabilities:
Prepaid expenses	(792)	-	(792)
Due to Godfrey (China) Ltd	-	-	80,380
Accounts payable and accrued expenses	63,707	19,233	210,877
Accrued salary and payroll taxes	36,631	38,052	218,150
Accrued interest payable	1,452	20,000	121,697
Net cash used in operating activities	(59,640)	(24,331)	(374,037)

Cash flows from investing activities
Sale of equipment	-	-	82,500
Notes receivable	-	(26,000)	(26,000)
Equipment	(3,610)	-	(103,610)
Oil & gas working interest	-	-	(100,000)
Net cash used in investing activities	(3,610)	(26,000)	(147,110)

Cash flows from financing activities:
Common stock issued for cash and contributed capital	-	52,982	516,517
Common stock payable, to be issued	233,000	-	233,000
Net cash provided by financing activities	233,000	52,982	749,517

Net increase in cash	169,750	2,651	228,370
Cash, beginning of the period	58,620	7,417	-

Cash, end of the period	$228,370	$10,068	$228,370

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$-	$50,000	$174,000
Common stock issued for payment on outstanding wages	$-	$105,000	$105,000
Common stock issued for conversion of notes payable	$31,900	$-	$159,500
Retirement of common shares	$-	$5,250	$5,250
Acquisition of oil and gas properties in exchange for note payable	$-	$1,000,000	$1,000,000
Acquisition of tooling assets	$-	$-	$82,500
Acquisition of goodwill	$-	$-	$2,469,404
Beneficial conversion feature of convertible note payable	$-	$-	$216,455

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – BACKGROUND AND ORGANIZATION

Organization

The Company was incorporated in the State of Nevada on June 5, 2007, as Gas Salvage Corp. for the purpose of engaging in the exploration and development of oil and gas.  In July 2008, the Company changed its name to Pinnacle Energy Corp.  On February 1, 2010, the Company completed the acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”).  The transaction was structured as a business combination.  Following completion of the HAC acquisition, our Board of Directors decided to dispose of our oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, we completed the sale of all of our oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations. .

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss from operations of $780,573 during the three months ended January 31, 2011, and an accumulated deficit of $6,666,863 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey.  The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset.  The asset has been determined to be fully impaired with no value being shown on the balance sheet.  Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment.   Losses  are only recognized to the extent of the company’s  investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income.   At January 31, 2011 there were suspended losses of $374,543. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at January 31, 2011 or October 31, 2010.

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

Indefinite-lived Intangible Assets

The Company has an indefinite-lived intangible asset (goodwill) relating to purchased blueprints, formulas, designs and processes for manufacturing and production of self-lubricated spherical bearings, bushings and rod-end bearings. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. Testing done for the year ended October 31, 2010 determined that the above mentioned intangible asset with a cost of $2,469,404 was fully impaired.

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

Cash, accounts payable, and accrued expenses reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		January 31, 2011
	Carrying
	Value
	January 31
	2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$284,329	$-	$-	$284,329

		Fair Value Measurements at
		October 31, 2011
	Carrying
	Value
	October 31
	2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$289,570	$-	$-	$289,570

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of January 31, 2011 and October 31, 2010 was not materially different to the rate of interest at which the debts were issued. Accordingly, the Company believes that the fair value of the debts approximated their carrying value at January 31, 2011 and October 31, 2010.

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

No provision for income taxes has been recorded due to the net operating loss carry forwards totaling approximately $832,182 as of October 31, 2010 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $832,182 will expire in various years through 2030.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB.  The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $6,666,863. The Company’s working capital has been primarily generated through the sales of common stock as well as revenue from its wells.  Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 6,000,000 Series A Warrants, 6,000,000 Series B Warrants and options for 4,000,000 shares outstanding as of January 31, 2011 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the
	Three Months Ended
	January 31,
	2011	2010

Net loss from operations	$(780,573)	$(284,351)

Basic and dilutive net loss from operations per share	$(0.02)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	35,833,982	11,290,404

The weighted average number of shares included in the calculation above are post-split.

Recently Adopted and Recently Enacted Accounting Pronouncements

There were no recently adopted and enacted accounting pronouncements that became effective in the current reporting period that would have an impact on these financial statements.

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED
On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market.  In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3).  Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”.  Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired.  At January 31, 2011 there were suspended losses of $374,543.

NOTE 5 - RELATED PARTY TRANSACTIONS

As part of the acquisition of Harbin Aerospace Company (HAC), the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011.  In June 2010, the Company issued 2,200,000 shares of common stock to the note holder valued at $.058 per the agreement reducing its principal obligation by $127,600 pursuant to conversion requests. The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on them as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance.  The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  The amortization of the debt discount totaled $ 22,214 and $177,503 for the three months ended January 31, 2011 and year ended October 31, 2010. On November 22, 2010 the note was further amended, reducing the fixed conversion price to $.029 per share.  On January 12, 2011, the Company issued 1,100,000 shares of common stock to the note holder valued at $.029 per the agreement reducing the principal obligation by $31,900 pursuant to conversion requests. Due to the reduction in conversion price at a rate below fair market value, this has been determined to be an induced conversion of debt under FAS84, resulting in $55,000 of expense and corresponding paid in capital.

NOTE 6 - NOTES RECEIVABLE

In December 2009 and January 2010, the Company advanced a total of $26,000 to HAC in exchange for HAC's secured promissory notes.  Upon completion of the Company's acquisition of HAC, the notes were cancelled.   See Note 3- Acquisition of Intangible Assets.

NOTE 7 – NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note.  The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011.   The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.  As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333.    Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note.  Debt discount expense totaled $4,445 for the three months ended January 31, 2011 and $12,880 for the year ended October 31, 2010.  The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment.

As part of the acquisition of HAC, the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  The note bears interest at 7% per annum and principal and interest are due and payable on March 31, 2011.  On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note had a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note included a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011.  The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on certain notes as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet. On November 22, 2010  the note was amended which resulted in the reduction of the conversion price from $0.058 to $0.029 per share and a corresponding loss of $55,000 on induced debt conversion was recorded.  During the three months ended January 31, 2011 and year ended October 31, 2010, debt discount expense totaled $22,214 and $177,503 respectively.

In June 2010, the Company issued 2,200,000 shares of common stock at $.058 per share to the note holder reducing its principal obligation by $127,600 pursuant to conversion requests.  This note was originally part of the acquisition of Harbin Aerospace Company (HAC), whereby the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.   On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011. On November 22, 2010 the note was further amended, reducing the fixed conversion price to $.029 per share.  On January 12, 2011, the Company issued 1,100,000 shares of common stock to the note holder valued at $.029 per the agreement reducing its principal obligation by $31,900 pursuant to conversion requests.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business.  These agreements call for expense reimbursement and various payments upon performance of services.  See Note 5 for further discussion.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay.  Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for additional one-year term.

Legal

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

Lease

In October 2010 the Company entered into a lease of its administrative, offices. The lease expires November 30, 2011 and calls for monthly rental payments of $792.

Minimum annual rentals for the above lease are as follows:

2011 and thereafter	$10,296

NOTE 9 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At January 31, 2011 and October 31, 2010, there were 37,000,286 and 33,200,286 shares issued and outstanding.

In connection with their agreement to serve on the Board, on September 16, 2010 the Company granted 2,000,000 stock options each to two members of the Board of Directors to purchase shares at the closing price as of September 16, 2010 of $0.15 per share.  The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2011 and are exercisable until September 16, 2016.  No additional options were granted, cancelled, exercised, or expired during the three months ended January 31, 2011.  Using the Black-Scholes Pricing Model, for the year ended October 31, 2010, $18,051 was amortized as stock based compensation, and for the three months ended January 31, 2011 an additional $22,143 was amortized.  The total estimated value using the Black-Scholes Model, based on a volitiltiy rate of 212% and a call option value of $0.1083, was $433,228.

As of October 31, 2010, the Company recorded a common stock payable of $165,000 for 1,200,000 common shares issuable to Equiti-Trend for services.  The shares were valued based on the closing stock price on the date of the restricted stock grant.  The agreement with Equiti-Trend  has been cancelled by the Company.

On November 10, 2010, the Company issued 2,500,000 common shares to the Company’s Board of Directors for services.  The shares were valued at $425,000 based on the closing stock price on the date of the restricted stock grant.

On November 10, 2010, the Company issued 200,000 shares of common stock in lieu of payment for services. The shares were valued at $38,000 based on the closing price on the date a service agreement was entered into.

On January 12, 2011, the Company issued 1,100,000 shares of common stock to a note holder valued at $.029 per share or $31,900 used to reduce the note pursuant to an amended note dated November 22, 2010. See footnotes 5 and 7 for further discussion.

As of January 31, 2011 the Company recorded a common stock payable of $165,000 for 1,200,000 common shares issuable to Equiti-Trend for services.  The shares were valued based on the closing stock price on the date of the restricted stock grant.  The agreement with Equiti-Trend (see above) has been cancelled by the Company.

As of January 31, 2011, the Company recorded a common stock payable of $57,000 for the 300,000 common shares issuable to Mr. McKay pursuant to his employment agreement.   The shares were valued based on the closing stock price on the date of the restricted stock grant.

As of January 31, 2011, the Company recorded a common stock payable of $233,000 for the 4,660,000 common shares issuable to accredited investors.  The shares were sold at a purchase price of $.05 per share.

NOTE 10 – SUBSEQUENT EVENTS

The company did not have any other subsequent events through March 14, 2011 which is the date the financial statements were issued, that required recording or disclosure in the financial statements for the three months ended January  31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our  financial statements and accompanying notes included elsewhere in this report.

Forward Looking Statements

This quarterly  report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey (China) Limited’s successful qualification of its production facilities; Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements and results of operations; the further approvals of regulatory authorities; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions. These and other factors that may affect our financial results are discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2010 filed with the Securities and Exchange Commission on February 15, 2011. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

Results of Operations – Three Months Ended January 31, 2011 and 2010

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2011, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  The three months ended January 31, 2011, we incurred $697,481 of operating expenses compared to $264,351 during the three months ended January 31, 2010.  Our operating expenses consist primarily of general and administrative expenses. The increase in operating expenses from the first quarter in fiscal 2010 to the first quarter in fiscal 2011 was attributable primarily to an increase of $399,408 in stock-based compensation to our executive officer and independent directors and a $26,659 non-cash expense incurred as a result of a beneficial conversion feature contained in a convertible promissory note issued by us in the second quarter of fiscal 2010.  We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the first quarter of fiscal 2011, we incurred a net loss from continuing operations of $780,573 compared to a net loss from continuing operations of $284,351 during the comparable prior year period.  The increase  in our net loss in the first quarter of fiscal 2011 was attributable primarily to the increase in our stock-based compensation and the non-cash expense related to the beneficial conversion feature in the convertible promissory note.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2011, we had total assets of $232,639 and a working capital deficit of $271,169. Since January 31, 2011, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Off-Balance Sheet Arrangements

As of January 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The term “disclosure controls and procedures” refers to the controls and procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2011 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of a financial expert or audit committee of the board of directors; the absence of any segregation of duties in financial transactions or reporting as a result of the fact that we have one employee; and the significant number of adjustments made to our financial statements in the course of the audit of our fiscal year 2010 financial statements by our independent registered public accounting firm. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of January 31, 2011.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2011, we issued 4,466,000 shares of our common stock, for gross proceeds of $233,000, to seven investors.  We also issued 2,500,000 shares of our common stock to our board of directors as compensation for their service on the board.  In addition, we issued 200,000 shares of our common stock in lieu of payment for services rendered and 1,100,000 shares of our common stock upon conversion of $31,900 of indebtedness under an outstanding convertible note.

The issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act.  The offering was conducted by management of the Company.  No sales commissions or finders fees were paid by us or anyone else.  The shares of common stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold absent registration or an applicable exemption from the registration requirements.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	March 15, 2011	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)