Form 10-Q
period 2011-04-30
Trans-Pacific Aerospace Company, Inc.
filed 2011-06-14
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

As of June 10, 2011, the registrant had 45,960,546 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – April 30, 2011 (Unaudited) and October 31, 2010	F-1

	Statements of Operations - (Unaudited) Three Months and Six Months Ended April 30, 2011 and 2010 and for the period of inception, from June 5, 2007 through April 30, 2011	F-2

	Statement of Stockholders’ Equity (Deficit) (Unaudited) – For the Period Ended April 30, 2011	F-3

	Statements of Cash Flows - (Unaudited) Six Months Ended April 30, 2011 and 2010 and for the period of inception, from June 5, 2007 through April 30, 2011	F-4

	Notes to Unaudited Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4.	Controls and Procedures	3

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 6.	Exhibits	4

Signatures		5

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	April 30,	October 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$76,406	$58,620
Prepaid expenses	1,584	-
Total current assets	77,990	58,620

Non-Current assets
Office equipment, net of accumulated depreciation of $287 at April 30, 2011	3,323	-
Total non-current assets	3,323	-

Total assets	$81,313	$58,620

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,444	$6,791
Accounts payable - related party	-	4,379
Accrued salary and payroll taxes	130,707	76,519
Due to Godfrey (China) Ltd	30,000	30,000
Accrued interest payable	4,776	-
Convertible note payable - related party, net of unamortized debt discount of $7,405 and $51,832, respectively	20,195	37,023
Convertible note payable, net of unamortized debt discount of $0 and $7,452, respectively	260,000	252,547
Total current liabilities	449,122	407,259

Total liabilities	449,122	407,259

Stockholders' (deficit)
Preferred stock, 5,000,000 shares authorized. No shares issued and outstanding at April 30, 2011 and October 31, 2010	-	-
Common stock, par value $0.001, 150,000,000 shares authorized. 45,960,456 shares issued and outstanding at April 30, 2011 and 33,200,286 shares issued and outstanding at October 31, 2010	45,960	33,200
Additional paid-in capital	6,458,145	5,339,451
Common stock payable	165,000	165,000
Deficit accumulated during the development stage	(7,036,914)	(5,886,290)

Total stockholders' (deficit)	(367,809)	(348,639)

Total liabilities and stockholders' (deficit)	$81,313	$58,620

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					of Inception,
	For the		For the		from June 5,
	Three Months Ended		Six Months Ended		2007, through
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

Operating expenses
Professional fees	$88,868	$20,425	$180,452	$33,486	$283,055
Consulting	-	30,000	2,500	60,000	230,000
Other general and administrative	255,257	756,493	858,654	977,783	3,431,957

Total operating expenses	344,125	806,918	1,041,606	1,071,269	3,945,012

Operating loss from continuing operations	(344,125)	(806,918)	(1,041,606)	(1,071,269)	(3,945,012)

Impairment of goodwill	-	-	-	-	(2,469,404)
Loss on induced debt conversion	-	-	(55,000)	-	(55,000)
Interest expense, net	(25,926)	(9,686)	(54,018)	(29,686)	(354,304)

Net loss from continuing operations	$(370,050)	$(816,604)	$(1,150,624)	$(1,100,955)	$(6,823,720)

Discontinued operations
Net gain (loss) from discontinued operations	-	115,527	-	115,527	(213,194)

Net loss from operations	$(370,050)	$(701,077)	$(1,150,624)	$(985,428)	$(7,036,914)

Basic and dilutive net loss from operations per share	$(0.01)	$(0.05)	$(0.03)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	40,793,341	15,840,000	38,272,562	15,840,000

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

					Deficit
					Accumulated
			Additional		during the
	Common Stock		Paid-In	Common Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Inception, June 5, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	13,140,000	13,140	253,161	-	-	266,301
Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	-	-	90,000
Net loss from continuing operations for the year ended October 31, 2007	-	-	-	-	(13,363)	(13,363)
Balances, October 31, 2007	15,840,000	$15,840	$340,461	$-	$(13,363)	$342,938
Net loss from continuing operations for the year ended October 31, 2008	-	-	-	-	(47,897)	(47,897)
Balances, October 31, 2008	15,840,000	$15,840	$340,461	$-	$(61,260)	$295,041
Retirement of common shares	(5,250,000)	(5,250)	5,250	-	-	-
Common stock issued for services	550,000	550	378,950	-	-	379,500
Common stock issued for cash	52,083	52	24,930	-	-	24,982
Net loss from continuing operations for the year ended October 31, 2009	-	-	-	-	(606,809)	(606,809)
Net loss from discontinued operations for the year ended October 31, 2009	-	-	-	-	(283,137)	(283,137)
Balances, October 31, 2009	11,192,083	$11,192	$749,591	$-	$(951,206)	$(190,423)
Common stock issued for cash	3,091,700	3,092	226,890	-	-	229,982
Common stock issued for Board of Directors services	600,000	600	126,900	-	-	127,500
Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	-	-	529,688
Common stock issued for payment on outstanding liabilities	558,340	558	113,389	-	-	113,947
Common stock issued for services	3,250,000	3,250	803,871	-	-	807,121
Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	-	-	1,992,000
Beneficial conversion feature of convertible note payable	-	-	216,455	-	-	216,455
Common stock issued for acquisition of tooling asset	328,000	328	104,632	-	-	104,960
Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	-	-	127,600
Common stock issued in connection
with settlement agreement	1,838,649	1,839	292,346	-	-	294,185
Contributed capital, from Godfrey	-	-	50,380			50,380
Amortization of stock options	-	-	18,051	-	-	18,051
Common stock payable for services	-	-	-	165,000	-	165,000
Net loss from continuing operations for the year ended October 31, 2010	-	-	-	-	(4,935,084)	(4,935,084)
Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)
Common stock issued for cash	6,960,000	6,960	341,040	-	-	348,000
Common stock issued for Board of Directors services	2,500,000	2,500	422,500	-	-	425,000
Common stock issued for services & compensation	1,188,000	1,188	89,812	-	-	91,000
Common stock issued for conversion of notes payable	2,112,260	2,111	59,143	-	-	61,254
Additional paid in capital from induced debt conversion	-	-	55,000	-	-	55,000
Amortization of stock options	-	-	151,199	-	-	151,199
Net loss from continuing operations for the period ended April 30, 2011	-	-	-	-	(1,150,624)	(1,150,624)
Balances, April 30, 2011	45,960,546	$45,960	$6,458,145	$165,000	$(7,036,914)	$(367,809)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			of Inception
	Six Months Ended		from June 5,
	April 30,		2007, through
	2011	2010	January 31, 2011
Cash flows from operating activities:
Net loss from continuing operations	$(1,150,624)	$(1,100,955)	$(6,823,720)
Gain (loss) from discontinued operations	-	115,527	(213,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	667,199	854,735	2,865,938
Amortization of debt discount	51,880	4,114	229,383
Loss on induced debt conversion	55,000	-	55,000
Gain on disposal of discontinued assets	-	(115,527)	(115,527)
Loss from impairment of goodwill	-	-	2,469,404
Depreciation expense	287	-	17,787
Loss from settlment with common stock	-	22,460	22,460
Impairment of fixed assets	-	-	82,500
Impairment of oil & gas interests	-	-	190,000
Change in operating assets and liabilities:
Prepaid expenses	(1,584)	-	(1,584)
Due to Godfrey (China) Ltd	-	-	80,380
Accounts payable and accrued expenses	(3,347)	42,105	143,823
Accrued expenses - related party	(4,379)	42,252	(4,379)
Accrued salary and payroll taxes	54,188	25,606	235,707
Accrued interest payable	4,776	-	125,021
Net cash used in operating activities	(326,604)	(109,683)	(641,000)

Cash flows from investing activities
Sale of equipment	-	-	82,500
Notes receivable	-	(26,000)	(26,000)
Equipment	(3,610)	-	(103,610)
Oil & gas working interest	-	-	(100,000)
Net cash used in investing activities	(3,610)	(26,000)	(147,110)

Cash flows from financing activities:
Common stock issued for cash and contributed capital	348,000	129,982	864,517
Net cash provided by financing activities	348,000	129,982	864,517

Net increase in cash	17,786	(5,701)	76,407
Cash, beginning of the period	58,620	7,417	-

Cash, end of the period	$76,406	$1,716	$76,407

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$-	$50,000	$174,000
Common stock issued for payment on outstanding wages	$-	$105,000	$105,000
Common stock issued for conversion of notes payable	$61,256	$-	$188,856
Common stock issued for finders fees	$688	$-	$688
Retirement of common shares	$-	$-	$5,250
Acquisition of oil and gas properties in exchange for note payable	$-	$-	$1,000,000
Acquisition of tooling assets	$-	$82,500	$82,500
Acquisition of intellectual property	$-	$2,469,404	$2,469,404
Beneficial conversion feature of convertible note payable	$-	$-	$216,455

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 – BACKGROUND AND ORGANIZATION

Organization

The Company was incorporated in the State of Nevada on June 5, 2007, as Gas Salvage Corp. for the purpose of engaging in the exploration and development of oil and gas.  In July 2008, the Company changed its name to Pinnacle Energy Corp.  On February 1, 2010, the Company completed the acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”).  The transaction was structured as a business combination.  Following completion of the HAC acquisition, the Company’s Board of Directors decided to dispose of the oil and gas business interests and focus on the aircraft component market.   On February 10, 2010, the Company completed the sale of all of its oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000.  Pursuant to FASB standards, the Company has retro-actively presented its oil and gas business as discontinued operations.

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

The Company’s aircraft component business commenced on February 1, 2010.   To date, its operations have focused on product design and engineering.  The Company has not commenced commercial manufacture or sales of its products.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss from operations of $1,150,624 during the six months ended April 30, 2011, and an accumulated deficit of $7,036,914 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources.  Management’s plans to continue as a going concern include raising additional capital through sales of common stock and or a debt financing.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010, filed with the SEC on February 15, 2011.

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey.  The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset.  The asset has been determined to be fully impaired with no value being shown on the balance sheet.  Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment.   Losses  are only recognized to the extent of the Company’s  investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income.   At April 30, 2011 there were suspended losses of $376,432. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at April 30, 2011 or October 31, 2010.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.

Impairment of Long-Lived Assets

The Company has adopted Financial Acounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Property, Plant and Equipment. FASB ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

Fair Value of Financial Instruments

The Company adopted FASB ASC 820 on October 1, 2008. Under this FASB,  fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		April 30, 2011
	Carrying
	Value
	April 30,
	2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$280,195	$-	$-	$280,195

		Fair Value Measurements at
		October 31, 2011
	Carrying
	Value
	October 31,
	2010	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$289,570	$-	$-	$289,570

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of April 30, 2011 and October 31, 2010 was not materially different to the rate of interest at which the debts were issued. Accordingly, the Company believes that the fair value of the debts approximated their carrying value at April 30, 2011 and October 31, 2010.

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

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  We adopted the standard as of inception and applied the standard using the modified prospective method.  On September 16, 2010 the Company issued stock options to two members of their Board of Directors. The options have been accounted for at a fair value as required by the FASB ASC 718.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB.  The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $7,036,914. The Company’s working capital has been primarily generated through the sales of common stock as well as revenue from its wells.  Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 6,000,000 Series A Warrants, 6,000,000 Series B Warrants and options for 4,000,000 shares outstanding as of April 30, 2011 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the
	Six Months Ended
	April 30,
	2011	2010

Net loss from operations	$(1,150,624)	$(985,428)

Basic and dilutive net loss from operations per share	$(0.03)	$(0.07)
Weighted average number of common shares outstanding, basic and diluted	38,272,562	15,840,000

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market.  In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3).  Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”.  Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired.  At April 30, 2011 there were suspended losses of $376,432.

NOTE 5 - RELATED PARTY TRANSACTIONS

As part of the acquisition of Harbin Aerospace Company (HAC), the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011.  In June 2010, the Company issued 2,200,000 shares of common stock to the note holder valued at $.058 per the agreement reducing its principal obligation by $127,600 pursuant to conversion requests. The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on them as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance.  The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  The amortization of the debt discount totaled $ 44,428 and $4,114 for the six months ended April 30, 2011 and 2010. On November 22, 2010 the note was further amended, reducing the fixed conversion price to $.029 per share.  On January 12 and March 23, 2011 the Company issued 1,100,000 and 1,012,260 shares respectively of common stock to the note holder valued at $.029 per the agreement reducing the principal obligation by $61,256 pursuant to conversion requests. Due to the reduction in conversion price at a rate below fair market value, this has been determined to be an induced conversion of debt under FAS84, resulting in $55,000 of expense and corresponding paid in capital.

NOTE 6 - NOTES RECEIVABLE

In December 2009 and January 2010, the Company advanced a total of $26,000 to HAC in exchange for HAC's secured promissory notes.  Upon completion of the Company's acquisition of HAC, the notes were cancelled.   See Note 3- Acquisition of Intangible Assets.

NOTE 7 – NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note.  The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011.  The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.  As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333.    Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note.  Debt discount expense totaled $7,452 and $4,114 for the six months ended April 30, 2011 and April 30, 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment.

As part of the acquisition of HAC, the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  The note bears interest at 7% per annum and principal and interest was due and payable on March 31, 2011.  On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note had a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note included a fixed conversion price of $0.058 per share, 7% interest rate per annum and is due and payable on June 3, 2011.  The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on certain notes as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet. In June 2010, the Company issued 2,200,000 shares of common stock at $.058 per share to the note holder reducing its principal obligation by $127,600 pursuant to conversion requests. On November 22, 2010 the note was further amended which resulted in the reduction of the conversion price from $0.058 to $0.029 per share and a corresponding loss of $55,000 on induced debt conversion was recorded.  On January 12, 2011, the Company issued 1,100,000 shares of common stock to the note holder valued at $.029 per share per the agreement reducing its principal obligation by $31,900 pursuant to conversion requests. And on March 12, 2011, the Company issued 1,012,260 shares of common stock to the note holder valued at $.029 per share reducing its principal obligation by $29,356 pursuant to conversion requests. During the six months ended April 30, 2011 and 2010, debt discount expense totaled $44,428 and $0 respectively.

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

NOTE 9 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At April 30, 2011 and October 31, 2010, there were 45,960,546 and 33,200,286 shares issued and outstanding.

In connection with their agreement to serve on the Board, on September 16, 2010 the Company granted 2,000,000 stock options each to two members of the Board of Directors to purchase shares at the closing price as of September 16, 2010 of $0.15 per share.  The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2011 and are exercisable until September 16, 2016. The total estimated value using the Black-Scholes Model, based on a volatility rate of 95% and a call option value of $0.1083, was $433,228. On November 5, 2010 the Company granted 2,000,000 stock options each to two additional members of the Board of Directors to purchase shares at $0.15 per share.  The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning November 5, 2011 and are exercisable until November 5, 2016. The total estimated value using the Black-Scholes Model, based on a volatility rate of 133% and a call option value of $0.1206, was $482,278. No additional options were granted, cancelled, exercised, or expired during the six months ended April 30, 2011.  Using the Black-Scholes Pricing Model, for the year ended October 31, 2010, $18,051 was amortized as stock based compensation, and for the six months ended April 30, 2011 an additional $151,199 was amortized.

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

On November 10, 2010, the Company issued 200,000 shares of common stock in lieu of payment for services. The shares were valued at $34,000 based on the closing price on the date a service agreement was entered into.

On January 12, 2011, the Company issued 1,100,000 shares of common stock to a note holder valued at $.029 per share or $31,900 used to reduce the note pursuant to an amended note dated November 22, 2010. See footnotes 5 and 7 for further discussion.

On March 14, 2011, the Company issued 300,000 shares of the Company’s common stock to Mr. McKay valued at $57,000 pursuant to his employment agreement.  The shares were valued based on the closing stock price on the date of the restricted stock grant.

On March 14, 2011, the Company issued 4,460,000 shares of common stock at a purchase price of $0.05 per share.or $223,000 under various stock purchase agreements with accredited investors entered into as of January 31, 2011.

On March 18, 2011, the Company entered into various stock purchase agreements with  accredited investors for the sale of 920,000 shares of its common stock at a purchase price of $0.05 per share.  The sale closed and cash of $46,000 was received on March 18, 2011.

On March 18, 2011, the Company issued 102,000 shares of common stock in lieu of finders fees valued at $.014  per share, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On March 12, 2011, the Company issued 1,012,260 shares of common stock to a note holder valued at $.029 per share or $29,356 used to reduce the note pursuant to an amended note dated November 22, 2010. See footnotes 5 and 7 for further discussion.

On April 15, 2011, the Company entered into various stock purchase agreements with accredited investors for the sale of 1,300,000 shares of its common stock at a purchase price of $0.05 per share.  The sale closed and cash of $65,000 was received during the quarter ended April 15, 2011.

On April 15, 2011, the Company issued 200,000 shares of common stock at a purchase price of $0.05 per share or $10,000 under a stock purchase agreement with an accredited investor entered into as of January 31, 2011.

On April 15 , 2011, the Company issued 506,000 and 80,000 shares of common stock in lieu of finders’ fees valued at $.019 and $.013 per share respectively, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On April 28, 2011, the Company entered into various stock purchase agreements with accredited investors for the sale of 80,000 shares of its common stock at a purchase price of $0.05 per share.  The sale closed and cash of $4,000 was received on April 28, 2011.

NOTE 10 – SUBSEQUENT EVENTS

The company did not have any other subsequent events through June 14, 2011 which is the date the financial statements were issued, that required recording or disclosure in the financial statements for the six months ended April 30, 2011.

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

Forward Looking Statements

This quarterly  report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey (China) Limited’s successful qualification of its production facilities; Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements and results of operations; the further approvals of regulatory authorities; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions. These and other factors that may affect our financial results are discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2010 filed with the Securities and Exchange Commission on February 15, 2011. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended April 30, 2011 and 2010

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2011, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the three months ended April 30, 2011, we incurred $344,125 of operating expenses compared to $806,918 during the three months ended April 30, 2010.  Our operating expenses consist primarily of general and administrative expenses. The decrease in operating expenses from the second quarter in fiscal 2010 to the second quarter in fiscal 2011 was attributable primarily to a decrease of $542,944 in stock-based compensation to our executive officer and independent directors, offset by an increase of $38,443 in professional and consulting fees.  We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the second quarter of fiscal 2011, we incurred a net loss from continuing operations of $370,050 compared to a net loss from continuing operations of $816,604 during the comparable prior year period.  The decrease  in our net loss in the second quarter of fiscal 2011 was attributable primarily to the decrease in stock-based compensation, offset by the increase in professional and consulting fees.

Six Months Ended April 30, 2011 and 2010

During the six months ended April 30, 2011, we incurred $1,041,606 of operating expenses compared to $1,071,269 during the six months ended April 30, 2010.  The slight decrease in operating expenses from the six months  ended April 30, 2010 to the comparable period in 2011 included a decrease of $187,536 in stock-based compensation offset by an  increase of $89,466 in professional and consulting fees.  During the six months ended April 30, 2011, we incurred a net loss from continuing operations of $1,150,624 compared to a net loss from continuing operations of $1,100,955 during the comparable prior year period.  The increase in our net loss during the six months ended April 30, 2011 was attributable primarily to a $55,000 non-cash expense incurred in the first fiscal quarter of 2011 as a result of a beneficial conversion feature contained in a convertible promissory note issued by us in 2010 and a $24,332 increase in interest expense during the first six months of fiscal 2011 compared to the prior year period, offset by the aforementioned decrease in operating expenses.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2011, we had total assets of $81,313 and a working capital deficit of $371,132. Since April 30, 2011, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Off-Balance Sheet Arrangements

As of April 30, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2011 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of a financial expert or audit committee of the board of directors; the absence of any segregation of duties in financial transactions or reporting as a result of the fact that we have one employee; and the significant number of adjustments made to our financial statements in the course of the audit of our fiscal year 2010 financial statements by our independent registered public accounting firm. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of April 30, 2011.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2011, we issued 2,300,000 shares of our common stock, for gross proceeds of $115,000, to eight investors.  We also issued 688,000 shares of our common stock to two individual as finders fees in connection with their introduction of the investors.  The issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act.  The offering was conducted by management of the Company.  No sales commissions or finders fees were paid by us or anyone else, other than the aforementioned 688,000 common shares.  The shares of common stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold absent registration or an applicable exemption from the registration requirements.

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

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	June 14, 2011	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)