Form 10-Q
period 2011-07-31
Trans-Pacific Aerospace Company, Inc.
filed 2011-09-19
CIK 1422295

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

As of September 14, 2011, the registrant had 49,282,546 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets – July 31, 2011 (Unaudited) and October 31, 2010	F-1

	Statements of Operations - (Unaudited) Three Months and Nine Months Ended July 31, 2011 and 2010 and for the period of inception, from June 5, 2007 through July 31, 2011	F-2

	Statements of Stockholders’ Equity (Deficit) (Unaudited) – For the Period Ended July 31, 2011	F-3

	Statements of Cash Flows - (Unaudited) Nine Months Ended July 31, 2011 and 2010 and for the period of inception, from June 5, 2007 through July 31, 2011	F-4

	Notes to Unaudited Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4.	Controls and Procedures	3

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 6.	Exhibits	4

Signatures		5

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

	July 31,	October 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$32,178	$58,620
Prepaid expenses	3,960	-
Total current assets	36,138	58,620

Non-Current assets
Office equipment, net of accumulated depreciation of $440 at July 31, 2011	3,170	-
Security deposit	1,584	-
Total non-current assets	4,754	-

Total assets	$40,892	$58,620
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$14,330	$6,791
Income taxes payable	1,629	-
Accounts payable - related party	-	4,379
Accrued salary and payroll taxes	146,617	76,519
Due to Godfrey (China) Ltd	30,000	30,000
Accrued interest payable	5,263	-
Convertible note payable - related party, net of unamortized debt discount of $0 and $51,832, respectively – in default	27,599	37,023
Convertible note payable, net of unamortized debt discount of $0 and $7,452, respectively	260,000	252,547
Total current liabilities	485,438	407,259

Total liabilities	485,438	407,259

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized.
No shares issued and outstanding at July 31, 2011 and Ocotber 31, 2010	-	-
Common stock, par value $0.001, 150,000,000 shares authorized.
47,610,546 shares issued and outstanding at July 31, 2011 and 33,200,286 shares issued and outstanding at October 31, 2010	47,610	33,200
Additional paid-in capital	6,607,787	5,339,451
Common stock to be issued	273,500	165,000
Deficit accumulated during the development stage	(7,373,443)	(5,886,290)

Total stockholders' (deficit)	(444,546)	(348,639)

Total liabilities and stockholders' (deficit)	$40,892	$58,620

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC. (A Development Stage Company) Statements of Operations (Unaudited)

					For the Period
					of Inception,
	For the		For the		from June 5,
	Three Months Ended		Nine Months Ended		2007, through
	July 31,		July 31,		July 31,
	2011	2010	2011	2010	2011
		(Restated)		(Restated)
Operating expenses
Professional fees	$62,719	$29,125	$243,171	$62,611	$345,774
Consulting	-	36,000	2,500	96,000	230,000
Other general and administrative	265,605	373,835	1,124,259	1,351,618	3,697,562

Total operating expenses	328,324	438,960	1,369,930	1,510,229	4,273,336

Operating loss from continuing operations	(328,324)	(438,960)	(1,369,930)	(1,510,229)	(4,273,336)

Impairment of goodwill	-	-	-	-	(2,469,404)
Loss on induced debt conversion	-	-	(55,000)	-	(55,000)
Interest expense, net	(8,205)	(149,057)	(62,223)	(178,743)	(362,509)

Net loss from continuing operations	$(336,529)	$(588,017)	$(1,487,153)	$(1,688,972)	$(7,160,249)
Discontinued operations
Net gain (loss) from discontinued operations	-	-	-	115,527	(213,194)

Net loss from operations	$(336,529)	$(588,017)	$(1,487,153)	$(1,573,445)	$(7,373,443)

Basic and dilutive net loss from operations per share	$(0.01)	$(0.02)	$(0.04)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	46,695,872	25,418,850	41,111,186	19,971,325

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC. (A Development Stage Company) Statements of Stockholders' Equity (Deficit) (Unaudited)

					Deficit
					Accumulated
			Additional		during the
	Common Stock		Paid-In	Common Stock	Development
	Shares	Amount	Capital	To Be Issued	Stage	Total

Inception, June 5, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	13,140,000	13,140	253,161	-	-	266,301
Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	-	-	90,000
Net loss from continuing operations for the year ended October 31, 2007	-	-	-	-	(13,363)	(13,363)
Balances, October 31, 2007	15,840,000	$15,840	$340,461	$-	$(13,363)	$342,938
Net loss from continuing operations for the year ended October 31, 2008	-	-	-	-	(47,897)	(47,897)
Balances, October 31, 2008	15,840,000	$15,840	$340,461	$-	$(61,260)	$295,041
Retirement of common shares	(5,250,000)	(5,250)	5,250	-	-	-
Common stock issued for services	550,000	550	378,950	-	-	379,500
Common stock issued for cash	52,083	52	24,930	-	-	24,982
Net loss from continuing operations for the year ended October 31, 2009	-	-	-	-	(606,809)	(606,809)
Net loss from discontinued operations for the year ended October 31, 2009	-	-	-	-	(283,137)	(283,137)
Balances, October 31, 2009	11,192,083	$11,192	$749,591	$-	$(951,206)	$(190,423)
Common stock issued for cash	3,091,700	3,092	226,890	-	-	229,982
Common stock issued for Board of Directors services	600,000	600	126,900	-	-	127,500
Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	-	-	529,688
Common stock issued for payment on outstanding liabilities	558,340	558	113,389	-	-	113,947
Common stock issued for services	3,250,000	3,250	803,871	-	-	807,121
Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	-	-	1,992,000
Beneficial conversion feature of convertible note payable	-	-	216,455	-	-	216,455
Common stock issued for acquisition of tooling asset	328,000	328	104,632	-	-	104,960
Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	-	-	127,600
Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	-	-	294,185
Contributed capital, from Godfrey	-	-	50,380			50,380
Amortization of stock options	-	-	18,051	-	-	18,051
Common stock to be issued for services	-	-	-	165,000	-	165,000
Net loss from continuing operations for the year ended October 31, 2010	-	-	-	-	(4,935,084)	(4,935,084)
Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)
Common stock issued and to be issued for cash	8,460,000	8,460	414,540	75,500	-	498,500
Common stock issued for Board of Directors services	2,500,000	2,500	422,500	-	-	425,000
Common stock issued for services & compensation	1,338,000	1,338	89,662	-	-	91,000
Common stock issued for conversion of notes payable	2,112,260	2,112	59,143	-	-	61,255
Additional paid in capital from induced debt conversion	-	-	55,000	-	-	55,000
Amortization of stock options	-	-	227,491	-	-	227,491
Common stock to be issued for services	-	-	-	33,000	-	33,000
Net loss from continuing operations for the period ended July 31, 2011	-	-	-	-	(1,487,153)	(1,487,153)
Balances, July 31, 2011	47,610,546	$47,610	$6,607,787	$273,500	$(7,373,443)	$(444,546)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC. (A Development Stage Company) Statements of Cash Flows (Unaudited)

			For the Period
			of Inception
	Nine Months Ended		from June 5,
	July 31,		2007, through
	2011	2010	July 31, 2011
		(Restated)
Cash flows from operating activities:
Net loss from continuing operations	$(1,487,153)	$(1,688,972)	$(7,160,249)
Gain (loss) from discontinued operations	-	115,527	(213,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	776,491	1,198,385	2,975,230
Amortization of debt discount	59,284	150,850	236,787
Loss on induced debt conversion	55,000	-	55,000
Gain on disposal of discontinued assets	-	(115,527)	(115,527)
Loss from impairment of goodwill	-	-	2,469,404
Depreciation expense	440	-	17,940
Loss from settlment with common stock	-	22,460	22,460
Impairment of fixed assets	-	-	82,500
Impairment of oil & gas interests	-	-	190,000
Change in operating assets and liabilities:
Prepaid expenses	(3,960)	-	(3,960)
Security deposit	(1,584)	-	(1,584)
Due from related party	-	(66,400)	-
Due to Godfrey (China) Ltd	-	-	80,380
Accounts payable and accrued expenses	7,539	115,902	154,709
Income taxes payable	1,629	-	1,629
Accrued expenses - related party	(4,379)	-	(4,379)
Accrued salary and payroll taxes	70,098	46,010	251,617
Accrued interest payable	5,263	27,927	125,508
Net cash used in operating activities	(521,332)	(193,838)	(835,729)

Cash flows from investing activities
Sale of equipment	-	82,500	82,500
Notes receivable	-	(26,000)	(26,000)
Purchase of equipment	(3,610)	-	(103,610)
Oil & gas working interest	-	-	(100,000)
Net cash (used in) / provided by investing activities	(3,610)	56,500	(147,110)

Cash flows from financing activities:
Common stock issued for cash and for contributed capital	423,000	129,982	939,517
Common stock payable, to be issued	75,500	-	75,500
Net cash provided by financing activities	498,500	129,982	1,015,017

Net increase / (decrease) in cash	(26,442)	(7,356)	32,178
Cash, beginning of the period	58,620	7,417	-

Cash, end of the period	$32,178	$61	$32,178

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$-	$50,000	$174,000
Common stock issued for payment on outstanding wages	$-	$105,000	$105,000
Common stock issued for conversion of notes payable	$61,255	$127,600	$188,855
Common stock issued for finders fees	$838	$-	$838
Retirement of common shares	$-	$-	$5,250
Acquisition of oil and gas properties in exchange for note payable	$-	$-	$1,000,000
Acquisition of tooling assets	$-	$82,500	$82,500
Acquisition of intellectual property	$-	$2,469,404	$2,469,404
Beneficial conversion feature of convertible note payable	$-	$216,455	$216,455

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company incurred a net loss from operations of $1,487,153 during the nine months ended July 31, 2011, and an accumulated deficit of $7,373,443 since inception.   The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The Company anticipates that losses will continue until such time, if ever, that the Company is able to generate sufficient revenues to support its operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey.  The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset.  The asset has been determined to be fully impaired with no value being shown on the balance sheet.  Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment.   Losses are only recognized to the extent of the Company’s investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income.   At July 31, 2011 there were suspended losses of $382,393. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less.  The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.  There were no cash equivalents at July 31, 2011 or October 31, 2010.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of FDIC insurance limits.

Impairment of Long-Lived Assets

The Company has adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360-10, Property, Plant and Equipment FASB ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

The following tables provide a summary of the fair values of assets and liabilities:

Carrying
	Value	Fair Value Measurements at
	July 31,	July 31, 2011
	2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$287,599	$-	$-	$287,599

Carrying
	Value	Fair Value Measurements at
	October 31,	October 31, 2010
	2010	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$289,570	$-	$-	$289,570

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of July 31, 2011 and October 31, 2010 was not materially different to the rate of interest at which the debts were issued. Accordingly, the Company believes that the fair value of the debts approximated their carrying value at July 31, 2011 and October 31, 2010.

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

No provision for Federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $832,182 as of October 31, 2010 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $832,182 will expire in various years through 2030.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets.  The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review.  If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  The cost of normal maintenance and repairs is charged to operations as incurred.  Major overhaul that extends the useful life of existing assets is capitalized.  When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of July 31, 2011, the useful lives of the office equipment ranged from five years to seven years.

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

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts.  Prior periods presented are not required to be restated.  We adopted the standard as of inception and applied the standard using the modified prospective method.  On September 16, 2010 the Company issued stock options to two members of its Board of Directors. The options have been accounted for at a fair value as required by the FASB ASC 718.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB.  The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $7,373,443. The Company’s working capital has been primarily generated through the sales of common stock.  Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 6,000,000 Series A Warrants, 6,000,000 Series B Warrants and options for 4,000,000 shares outstanding as of July 31, 2011 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the
	Nine Months Ended
	July 31,
	2011	2010

Net loss from operations	$(1,487,153)	$(1,573,445)

Basic and dilutive net loss from operations per share	$(0.04)	$(0.08)
Weighted average number of common shares outstanding, basic and diluted	41,111,186	19,971,325

The weighted average numbers of shares included in the calculation above are post-split.

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market.  In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3).  Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”.  Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired.  At July 31, 2011 there were suspended losses of $382,393.

As there were no operations for Godfrey and the fact that Godfrey is being accounted for as an equity investment, no proforma presentation is necessary because there was no impact on the previously issued financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

As part of the acquisition of Harbin Aerospace Company (HAC), the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and was due and payable on June 3, 2011.  In June 2010, the Company issued 2,200,000 shares of common stock to the note holder valued at $.058 per the agreement reducing its principal obligation by $127,600 pursuant to conversion requests. The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on them as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance.  The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet.  The amortization of the debt discount totaled $51,832 and $142,409 for the nine months ended July 31, 2011 and 2010. On November 22, 2010 the note was further amended, reducing the fixed conversion price to $.029 per share.  On January 12 and March 23, 2011 the Company issued 1,100,000 and 1,012,260 shares respectively of common stock to the note holder valued at $.029 per the agreement reducing the principal obligation by $61,256 pursuant to conversion requests. Due to the reduction in conversion price at a rate below fair market value, this has been determined to be an induced conversion of debt under FAS84, resulting in $55,000 of expense and corresponding paid in capital.

Included in current liabilities is an obligation to Godfrey in the amount of $30,000 which represents payments made by Godfrey on behalf of the Company during the fiscal year ended October 31, 2010.

NOTE 6 - NOTES RECEIVABLE

In December 2009 and January 2010, the Company advanced a total of $26,000 to HAC in exchange for HAC's secured promissory notes.  Upon completion of the Company's acquisition of HAC, the notes were cancelled.   See Note 3- Acquisition of Intangible Assets.

NOTE 7 – NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note.  The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011.  The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share.  The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets.  As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333.    Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note.  The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $8,441 for the nine months ended July 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment.  On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding principal amount and all unpaid accrued interest  become fully due and payable on December 31, 2011.

As part of the acquisition of HAC, the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer.  The note bears interest at 7% per annum and principal and interest was due and payable on March 31, 2011.  On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC.  The amended and restated note had a principal amount of $216,455 which included all outstanding interest due on the note.  The amended and restated note included a fixed conversion price of $0.058 per share, 7% interest rate per annum and was due and payable on June 3, 2011.  The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on certain notes as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance.   The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet. In June 2010, the Company issued 2,200,000 shares of common stock at $.058 per share to the note holder reducing its principal obligation by $127,600 pursuant to conversion requests. On November 22, 2010 the note was further amended which resulted in the reduction of the conversion price from $0.058 to $0.029 per share and a corresponding loss of $55,000 on induced debt conversion was recorded.  On January 12, 2011, the Company issued 1,100,000 shares of common stock to the note holder valued at $.029 per share per the agreement reducing its principal obligation by $31,900 pursuant to conversion requests. And on March 12, 2011, the Company issued 1,012,260 shares of common stock to the note holder valued at $.029 per share reducing its principal obligation by $29,356 pursuant to conversion requests.  During the nine months ended July 31, 2011 and 2010, debt discount expense totaled $51,832 and $142,409, respectively.  The remaining balance on the note of $27,599 is currently in default.

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

Legal Proceedings

On July 1, 2011, a Complaint was filed in the Superior Court of the State of California, in Orange County, California, by Trans-Pacific Aerospace Company, Inc. and one of our shareholders, Harbin Aerospace Company, LLC, against Monarch Bay Associates, LLC, a FINRA member firm, and certain of its officers, employees and affiliates, including David Walters, Keith Moore, Mathew Szot and Cardiff Partners, LLC (“Defendants”).  The Complaint alleges that Monarch Bay Associates entered into investment banking agreements initially with Harbin Aerospace and then subsequently with Trans-Pacific Aerospace based upon certain misrepresentations and omissions of material fact by Monarch Bay and its principals, David Walters and Keith Moore.  The Complaint further alleges that Monarch Bay, Walters, Moore and Szot breached their fiduciary duties owed to Trans-Pacific Aerospace and Harbin Aerospace and otherwise engaged in acts of securities and common law fraud, professional negligence and unlawful practices under the California Business and Professions Code. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) the rescission of certain material agreements entered into between Trans-Pacific Aerospace or Harbin Aerospace, on the one hand, and the Defendants, on the other, and (iii) the Defendants return of all cash and stock-based compensation received from either Trans-Pacific Aerospace or Harbin Aerospace in breach of the defendants’ fiduciary duties or applicable law.  David Walters and Keith Moore are former members of the board of directors of Trans-Pacific Aerospace and Walters and Mathew Szot are former executive officers of Trans-Pacific Aerospace. The Defendants as a group are believed to own in excess of 11% of the issued and outstanding common shares of Trans-Pacific Aerospace. As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case.

On September 12, 2011, the Defendants filed a Cross-Complaint against Trans-Pacific Aerospace or Harbin Aerospace alleging the claims of Trans-Pacific Aerospace and Harbin Aerospace were released pursuant to a Settlement Agreement and Release dated October 19, 2010 between Trans-Pacific Aerospace and the Defendants.  In their Cross-Complaint, the Defendants allege that although Harbin Aerospace was not a party to the Settlement Agreement and Release, Harbin Aerospace had effectively transferred to Trans-Pacific Aerospace any claims Harbin Aerospace had against the Defendants as part of Harbin Aerospace’s sale f assets to Trans-Pacific Aerospace in February 2010, and that such claims were then effectively released by Trans-Pacific Aerospace by way of the Settlement Agreement and Release dated October 19, 2010.   Trans-Pacific Aerospace and Harbin Aerospace dispute the Defendants cross-claims and intend to vigorously prosecute their claims against the Defendants and defend against the Defendants’ cross-claims.

As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case.

Lease

In October 2010 the Company entered into a lease of its administrative, offices. The lease expires November 30, 2011 and calls for monthly rental payments of $792.

Minimum annual rentals for the above lease are as follows:

2011 and thereafter	$10,296

NOTE 9 – CAPITAL STOCK TRANSACTIONS

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock.  At July 31, 2011 and October 31, 2010, there were 47,610,546 and 33,200,286 shares issued and outstanding, respectively.

In connection with their agreement to serve on the Board, on September 16, 2010 the Company granted 2,000,000 stock options each to two members of the Board of Directors to purchase shares at the closing price as of September 16, 2010 of $0.15 per share.  The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2011 and are exercisable until September 16, 2020. The total estimated value using the Black-Scholes Model, based on a volatility rate of 95% and a call option value of $0.1083, was $433,228. On November 5, 2010 the Company granted 2,000,000 stock options each to two additional members of the Board of Directors to purchase shares at $0.15 per share.  The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning November 5, 2011 and are exercisable until November 5, 2020. The total estimated value using the Black-Scholes Model, based on a volatility rate of 133% and a call option value of $0.1206, was $482,278. No additional options were granted, cancelled, exercised, or expired during the nine months ended July 31, 2011.  Using the Black-Scholes Pricing Model, for the year ended October 31, 2010, $18,051 was amortized as stock based compensation, and for the nine months ended July 31, 2011 an additional $227,491 was amortized.

As of October 31, 2010, the Company recorded a common stock payable of $165,000 for 1,200,000 common shares issuable to Equiti-Trend for services.  The shares were valued based on the closing stock price on the date of the restricted stock grant.  The agreement with Equiti-Trend has been cancelled by the Company. As of July 31, 2011 the Company recorded the final 300,000 shares under the contract valued at $33,000. The shares were valued based on the closing price at November 30, 2011, when the final payment was due.

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

On January 12, 2011, the Company issued 1,100,000 shares of common stock to a note holder valued at $0.029 per share or $31,900 used to reduce the note pursuant to an amended note dated November 22, 2010. See footnotes 5 and 7 for further discussion.

On March 14, 2011, the Company issued 300,000 shares of the Company’s common stock to Mr. McKay valued at $57,000 pursuant to his employment agreement.  The shares were valued based on the closing stock price on the date of the restricted stock grant.

On March 14, 2011, the Company issued 4,460,000 shares of common stock at a purchase price of $0.05 per share or $223,000 under various stock purchase agreements with accredited investors entered into as of January 31, 2011.

On March 18, 2011, the Company entered into various stock purchase agreements with accredited investors for the sale of 920,000 shares of its common stock at a purchase price of $0.05 per share.  The sale closed and cash of $46,000 was received on March 18, 2011.

On March 18, 2011, the Company issued 102,000 shares of common stock in lieu of finders fees valued at $0.14 per share, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On March 12, 2011, the Company issued 1,012,260 shares of common stock to a note holder valued at $0.029 per share or $29,356 used to reduce the note pursuant to an amended note dated November 22, 2010. See footnotes 5 and 7 for further discussion.

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

On April 15, 2011, the Company issued 506,000 and 80,000 shares of common stock in lieu of finders’ fees valued at $0.19 and $0.13 per share respectively, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On April 28, 2011, the Company entered into various stock purchase agreements with accredited investors for the sale of 80,000 shares of its common stock at a purchase price of $0.05 per share.  The sale closed and cash of $4,000 was received on April 28, 2011.

On June 20, 2011, the Company entered into various stock purchase agreements with accredited investors for the sale of 1,500,000 shares of its common stock at a purchase price of $0.05 per share.  The sale closed and cash of $75,000 was received during the quarter ended July 31, 2011.

On June 20, 2011, the Company issued 150,000 shares of common stock in lieu of finders’ fees valued at $0.11 per share or $16,500 which represents stock offering costs.  Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

During the three months ended July 31, 2011, the Company recorded common stock payable of $75,500 for 1,661,000 common shares issuable to Theodora Kobal, a related party.  The shares were sold at a purchase price of $0.04545 per share.

NOTE 10 – RESTATMENT OF JULY 31, 2010 FINANCIAL STATEMENTS

The Company had consolidated its 25% owned subsidiary, Godfrey and determined it to be a Variable Interest Entity (VIE), whereby the Company as the “primary beneficiary”  was required to include all the assets, liabilities and operating results in its consolidated financial statements.  It was subsequently determined that Godfrey did not meet the criteria of a VIE.  Consequently, the financial statements for the year ended October 31, 2010 reflected the investment in Godfrey accounted for under the equity method (see note 2).

Under the guidance of FASB ASC 250-10-50, the effect of the deconsolidation is to be reflected retroactively.  The following sets forth the previously reported and restated amounts of selected items within the statements of operations for the three and nine months ended July 31, 2010:

	For the
	Three Months Ended
	July 31, 2010
	As reported	Adjustment	As restated

Operating expenses
Professional fees	$29,125	$-	$29,125
Consulting	36,000	-	36,000
Other general and administrative	619,067	(245,232)	373,835

Total operating expenses	684,192	(245,232)	438,960

Operating loss from
continuing operations	(684,192)	245,232	(438,960)

Interest expense, net	(149,057)	-	(149,057)

Net loss from
continuing operations	$(833,249)	$245,232	$(588,017)

Discontinued operations
Net gain (loss) from
discontinued operations	-	-	-

Net loss including
non-controlling interests	$(833,249)	$245,232	$(588,017)

Net loss attributable to
non-controlling interests	(183,924)	183,924	-

Net loss attributable to
Trans-Pacific Aerospace
Company, Inc.	$(649,325)	$61,308	$(588,017)

Basic and dilutive net loss
from operations per share	$(0.03)	$0.01	$(0.02)

Weighted average number of
common shares outstanding,
basic and diluted	25,418,850	-	25,418,850

	For the
	Nine Months Ended
	July 31, 2010
	As reported	Adjustment	As restated

Operating expenses
Professional fees	$62,611	$-	$62,611
Consulting	96,000	-	96,000
Stock based compensation	-	-	-
Other general and administrative	1,596,850	(245,232)	1,351,618

Total operating expenses	1,755,461	(245,232)	1,510,229

Operating loss from
continuing operations	(1,755,461)	245,232	(1,510,229)

Equity in net (loss) of Godfrey (China) Ltd	-	-	-
Interest expense, net	(178,743)	-	(178,743)

Net loss from
continuing operations	$(1,934,204)	$245,232	$(1,688,972)

Discontinued operations
Net gain (loss) from
discontinued operations	115,527	-	115,527

Net loss including
non-controlling interests	$(1,818,677)	$245,232	$(1,573,445)

Net loss attributable to
non-controlling interests	(183,924)	183,924	-

Net loss attributable to
Trans-Pacific Aerospace
Company, Inc.	$(1,634,753)	$61,308	$(1,573,445)

Basic and dilutive net loss
from operations per share	$(0.08)	$-	$(0.08)

Weighted average number of
common shares outstanding,
basic and diluted	19,971,325	-	19,971,325

NOTE 11 – SUBSEQUENT EVENTS

Events subsequent to July 31, 2011 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following event occurred since July 31, 2011:

•	On August 11, 2011, the Company issued 1,672,000 shares of its common stock to Theodora Kobal, a related party, at $0.045 per share for a total of $76,000 in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings. We own 25% of the capital stock of Godfrey. Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey. We expect Godfrey to complete the testing and qualification of its initial line of bearings in the fourth quarter of 2011 and commence manufacturing operations in the first quarter of 2012. We expect to commence the marketing and distribution of Godfrey’s spherical bearings in the second quarter of 2012.

Results of Operations

Three Months Ended July 31, 2011 and 2010

We have not commenced revenue producing operations and do not expect to until the second quarter of 2012 at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the three months ended July 31, 2011, we incurred $328,324 of operating expenses compared to $438,960 during the three months ended July 31, 2010.  Our operating expenses consist primarily of general and administrative expenses. The decrease in operating expenses from the second quarter in fiscal 2010 to the second quarter in fiscal 2011 was attributable primarily to a decrease of $234,358 in stock-based compensation to our executive officer, independent directors, and consultants, offset by an increase of $72,143 in travelling fees, design fees, and outside service fees. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the second quarter of fiscal 2011, we incurred a net loss from continuing operations of $336,529 compared to a net loss from continuing operations of $588,017 during the comparable prior year period.  The decrease in our net loss in the second quarter of fiscal 2011 was attributable primarily to the decrease in stock-based compensation, offset by the increase in travelling fees, design fees, and outside service fees.

Nine Months Ended July 31, 2011 and 2010

During the nine months ended July 31, 2011, we incurred $1,369,930 of operating expenses compared to $1,510,229 during the nine months ended July 31, 2010.  The decrease in operating expenses from the nine months ended July 31, 2010 to the comparable period in 2011 included a decrease of $492,644 in stock-based compensation offset by an increase of $243,927 in professional and consulting fees, travelling fees, wages, design fees, and outside service fees.  During the nine months ended July 31, 2011, we incurred a net loss from continuing operations of $1,487,153 compared to a net loss from continuing operations of $1,688,972 during the comparable prior year period.  The decrease in our net loss during the nine months ended July 31, 2011 was attributable primarily to a decrease in stock-based compensation offset by the aforementioned increase in operating expenses.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2011, we had total assets of $40,892 and a working capital deficit of $449,300. Since July 31, 2011, our working capital deficit has increased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and, subject to our commence of significant revenue producing operations, the procurement of commercial debt financing. However, there can be no guarantee that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2010 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of July 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of July 31, 2011 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management’s assessment identified certain material weakness in our internal control over financial reporting, including material weaknesses due to our management’s lack of a financial expert or audit committee of the board of directors; the absence of any segregation of duties in financial transactions or reporting as a result of the fact that we have one employee; and the significant number of adjustments made to our financial statements in the course of the audit of our fiscal year 2010 financial statements by our independent registered public accounting firm. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of July 31, 2011.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On July 1, 2011, a Complaint was filed in the Superior Court of the State of California, in Orange County, California, by Trans-Pacific Aerospace Company, Inc. and one of our shareholders, Harbin Aerospace Company, LLC, against Monarch Bay Associates, LLC, a FINRA member firm, and certain of its officers, employees and affiliates, including David Walters, Keith Moore, Mathew Szot and Cardiff Partners, LLC (“Defendants”).  The Complaint alleges that Monarch Bay Associates entered into investment banking agreements initially with Harbin Aerospace and then subsequently with Trans-Pacific Aerospace based upon certain misrepresentations and omissions of material fact by Monarch Bay and its principals, David Walters and Keith Moore.  The Complaint further alleges that Monarch Bay, Walters, Moore and Szot breached their fiduciary duties owed to Trans-Pacific Aerospace and Harbin Aerospace and otherwise engaged in acts of securities and common law fraud, professional negligence and unlawful practices under the California Business and Professions Code. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) the rescission of certain material agreements entered into between Trans-Pacific Aerospace or Harbin Aerospace, on the one hand, and the Defendants, on the other, and (iii) the Defendants return of all cash and stock-based compensation received from either Trans-Pacific Aerospace or Harbin Aerospace in breach of the defendants’ fiduciary duties or applicable law.  David Walters and Keith Moore are former members of the board of directors of Trans-Pacific Aerospace and Walters and Mathew Szot are former executive officers of Trans-Pacific Aerospace. The Defendants as a group are believed to own in excess of 11% of the issued and outstanding common shares of Trans-Pacific Aerospace. As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case.

On September 12, 2011, the Defendants filed a Cross-Complaint against Trans-Pacific Aerospace or Harbin Aerospace alleging the claims of Trans-Pacific Aerospace and Harbin Aerospace were released pursuant to a Settlement Agreement and Release dated October 19, 2010 between Trans-Pacific Aerospace and the Defendants.  In their Cross-Complaint, the Defendants allege that although Harbin Aerospace was not a party to the Settlement Agreement and Release, Harbin Aerospace had effectively transferred to Trans-Pacific Aerospace any claims Harbin Aerospace had against the Defendants as part of Harbin Aerospace’s sale f assets to Trans-Pacific Aerospace in February 2010, and that such claims were then effectively released by Trans-Pacific Aerospace by way of the Settlement Agreement and Release dated October 19, 2010.   Trans-Pacific Aerospace and Harbin Aerospace dispute the Defendants cross-claims and intend to vigorously prosecute their claims against the Defendants and defend against the Defendants’ cross-claims.

As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2011, we issued 1,500,000 shares of our common stock, for gross proceeds of $75,000, to three investors.  We also issued 150,000 shares of our common stock to an individual as finders’ fees in connection with the introduction of the investors.  The issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act.  The offering was conducted by management of the Company.  No sales commissions or finders’ fees were paid by us or anyone else, other than the aforementioned 150,000 common shares.  The shares of common stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold absent registration or an applicable exemption from the registration requirements.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

•	The XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the due date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date: September 19, 2011	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)