Form 10-K
period 2011-10-31
Trans-Pacific Aerospace Company, Inc.
filed 2012-02-13
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $3,441,145

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 61,169,244 shares as of January 23, 2012.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey.  We expect Godfrey to complete the testing and qualification of its initial line of bearings in the second quarter of 2012 and commence manufacturing operations in the third quarter of 2012.  We expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the fourth quarter of 2012.

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

In September 2010, Godfrey opened a production facility in Guangzhou, China. As of the date of this report, the facility is undergoing the qualification process for approval by the United States Navy.  If approved, the Guangzhou facility will be placed on the Society of Automotive Engineers (SAE) Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong, would be the first facility in China qualified for the production of SAE-AS81820, 81934 and 81935 spherical bearings, bushings and rod end bearings.   We currently expect that the Guangzhou facility will complete the qualification process in the second quarter of 2012.  The current schedule would enable the Guangzhou facility to commence commercial deliveries in the fourth quarter of 2012.

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

Manufacturing and Operations

We have not commenced commercial manufacture of our products.  Our initial operations have focused on the Chinese bearings market and will be conducted in partnership with Godfrey (China) Limited, a Hong Kong corporation located in Guangzhou, China.  In September 2010, Godfrey opened a production facility in Guangzhou, China.  As of the date of this report, the facility is undergoing the qualification process for approval by  the United States Navy.  If approved, the Guangzhou facility will be placed on SAE Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.   We currently expect that the Guangzhou facility will complete the qualification process in the second quarter of 2012.  The current schedule would enable the Guangzhou facility to commence commercial deliveries in the fourth quarter of 2012.

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

We expect to supplement the sales activities of our local-market partners with direct sales efforts by our executive management and internal sales staff.   We intend to implement a strategic brand management initiative that will seek to position the Trans-Pacific name as a global brand with local roots in various foreign countries.  In addition to standard primary touch points including OEMs, airlines and MROs, we will also reach out to leading bearing distributors, the sub-assembly industry and others.  We do not expect to market to the U.S. military until such time as we have established a U.S. based manufacturing facility.  Our marketing elements will include:

•	Participation in major air and aerospace trade shows (e.g., China International Aviation & Aerospace Exhibition; Farnborough/Paris; Dubai);

•	Participation in trade fairs (for airlines and MROs) sponsored by Boeing, Airbus and Embraer;

•	Trade publicity;

•	Key market tours to coincide with government-sponsored expositions;

•	Sponsorship of “best practice” seminars for airlines and MROs; and

•	Sales support materials for distributors (promotional collateral and product DVDs).

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for noncompliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2012.

Employees

As of the date of this report, we have one employee.  We expect to add additional employees in fiscal 2012 subject to Godfrey’s commencement of manufacturing operations.

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

William McKay, who was appointed as our chief executive officer and director upon the consummation of the asset acquisition, was the chief executive officer of Harbin and his wife, Nikki Lynn McKay, is the sole member of Harbin.  As part of the acquisition, we assumed $200,000 of obligations under a note payable, plus $11,737 of accrued interest, held by the mother-in-law of Mr. McKay.  The note bears interest at 7% per annum and all principal and interest was due and payable on March 31, 2011.  On June 4, 2010, we entered into an amended and restated convertible promissory note with holder, pursuant to which all principal and interest under the note  are convertible at $0.058 per share and the term of the note was extended to June 3, 2011.  In June 2010, we issued 2,200,000 shares of our common stock to the holder upon conversion of $127,600 of principal under the note. On November 22, 2010 the note was further amended, reducing the fixed conversion price to $.029 per share. During the year ended October 31, 2011, we issued 3,063,958 shares of common stock to the note holder valued at $.029 per the agreement as a full payment of the note payable pursuant to conversion requests.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2011 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Our business is capital intensive and we will need additional capital to execute our business plan and fund operations, and we may not be able to obtain such capital on acceptable terms or at all.   As of October 31, 2011, we had total assets of $43,061 and a working capital deficit of $477,998.  Since October 31, 2011, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2011 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Godfrey may not be able complete the product qualification process and commencement of manufacturing operations by our estimated dates, or at all.   In September 2010, Godfrey (China) Limited opened a production facility in Guangzhou, China.  As of the date of this report, the facility is undergoing the qualification process for approval by the United States Navy.  We currently expect that the Guangzhou facility will complete the qualification process in the second quarter of 2012, in which case we expect it will commence commercial manufacturing operations in the third quarter of 2012.  However, no assurance can be given that Godfrey will be able complete the product qualification process and commence manufacturing operations by the estimated dates, or at all.

We do not have any written agreements concerning our involvement with Godfrey and, as a result, cannot provide any assurance of the nature of our benefit, if any, from the commercial activities of Godfrey apart from our 25% ownership interest.   To date, our operations have focused on assisting Godfrey (China) Limited, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  As of the date of this report, we have no agreements with Godfrey or its shareholders concerning the governance of Godfrey or our participation in its operations.  We believe that Godfrey is dependent on our design and manufacturing expertise and we also believe, based on our communications with the U.S. Navy, that the qualification of Godfrey’s production facility and its sale of bearing products will be conditioned on our direct involvement in the manufacturing and distribution process.  While we are in discussions with Godfrey concerning our formal role in the manufacturing and distribution of its products, as of the date of this report, there are no understandings or arrangements concerning the nature of our participation in the Godfrey operations or the economic terms of any such participation.  As result, there can be no assurance that our participation in the operations of Godfrey will be meaningful or that we will derive significant revenues or profits apart from any distributions based on our 25% ownership interest.

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

Fluctuating supply and costs of raw materials and energy resources could materially reduce our revenues, cash flow from operations and profitability.   Our business will be dependent on the availability and costs of energy resources and raw materials, particularly steel, generally in the form of specialty stainless and chrome steel, which are specialized steel products used almost exclusively in the aerospace industry. The availability and prices of raw materials and energy sources may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Accordingly, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. Disruptions in the supply of raw materials and energy resources could temporarily impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials or energy resources from other sources, which could thereby affect our net sales and profitability.

Unexpected equipment failures, catastrophic events or capacity constraints may increase our costs and reduce our sales due to production curtailments or shutdowns.   Our manufacturing processes will be dependent upon critical pieces of equipment, such as presses, turning and grinding equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures.  In addition to equipment failures, our facilities also will be subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, earthquakes or violent weather conditions.  In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures or catastrophes.  Interruptions in production capabilities will inevitably increase our production costs and reduce sales and earnings for the affected period.

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

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital.   Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of up to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of January 23, 2012, we had an aggregate of 88,830,756 shares of our common stock and 5,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in San Marino, California. We lease approximately 480 square feet at the rate of $792 per month pursuant to a two year lease expiring in November 2012.  At such time as our increased operations warrant, we intend to acquire larger leased properties in the general Los Angeles, California area.

Item 3.	Legal Proceedings

On July 1, 2011, a Complaint was filed in the Superior Court of the State of California, in Orange County, California, by Trans-Pacific Aerospace Company, Inc. and one of our shareholders, Harbin Aerospace Company, LLC, against Monarch Bay Associates, LLC, a FINRA member firm, and certain of its officers, employees and affiliates, including David Walters, Keith Moore, Mathew Szot and Cardiff Partners, LLC (“Defendants”). The Complaint alleges that Monarch Bay Associates entered into investment banking agreements initially with Harbin Aerospace and then subsequently with Trans-Pacific Aerospace based upon certain misrepresentations and omissions of material fact by Monarch Bay and its principals, David Walters and Keith Moore. The Complaint further alleges that Monarch Bay, Walters, Moore and Szot breached their fiduciary duties owed to Trans-Pacific Aerospace and Harbin Aerospace and otherwise engaged in acts of securities and common law fraud, professional negligence and unlawful practices under the California Business and Professions Code. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) the rescission of certain material agreements entered into between Trans-Pacific Aerospace or Harbin Aerospace, on the one hand, and the Defendants, on the other, and (iii) the Defendants return of all cash and stock-based compensation received from either Trans-Pacific Aerospace or Harbin Aerospace in breach of the defendants’ fiduciary duties or applicable law. David Walters and Keith Moore are former members of the board of directors of Trans-Pacific Aerospace and Walters and Mathew Szot are former executive officers of Trans-Pacific Aerospace. The Defendants as a group are believed to own in excess of 9% of the issued and outstanding common shares of Trans-Pacific Aerospace.

On September 12, 2011, the Defendants filed a Cross-Complaint against Trans-Pacific Aerospace or Harbin Aerospace alleging the claims of Trans-Pacific Aerospace and Harbin Aerospace were released pursuant to a Settlement Agreement and Release dated October 19, 2010 between Trans-Pacific Aerospace and the Defendants. In their Cross-Complaint, the Defendants allege that although Harbin Aerospace was not a party to the Settlement Agreement and Release, Harbin Aerospace had effectively transferred to Trans-Pacific Aerospace any claims Harbin Aerospace had against the Defendants as part of Harbin Aerospace’s sale of assets to Trans-Pacific Aerospace in February 2010, and that such claims were then effectively released by Trans-Pacific Aerospace by way of the Settlement Agreement and Release dated October 19, 2010.

On December 5, 2011, the Defendants filed a First Amended Cross-Complaint against the Company and Harbin Aerospace for declaratory relief, breach of contract, specific performance, and indemnity, alleging that the claims of the Company and Harbin were released pursuant to the aforementioned settlement agreement. The Company and Harbin have filed an Answer to the First Amended Cross-Complaint denying the allegations and setting forth affirmative defenses. The Company and Harbin believe that the allegations contained within this First Amended Cross-Complaint are meritless.

The Company and Harbin intend to vigorously prosecute their claims against the Defendants and defend against the Defendants’ cross-claims.

As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case.

Item 4.	[Intentionally Omitted.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "TPAC". The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the fiscal years ending October 31, 2011 and October 31, 2010.

2011	Low	High
Fourth Quarter	$0.09	$0.13
Third Quarter	$0.10	$0.14
Second Quarter	$0.12	$0.18
First Quarter	$0.09	$0.26

2010	Low	High
Fourth Quarter	$0.11	$0.22
Third Quarter	$0.05	$0.17
Second Quarter	$0.15	$0.36
First Quarter	$0.19	$0.40

Holders of Record

As of January 23, 2012, we had outstanding 61,169,244 shares of common stock, held by 30 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended October 31, 2011 and October 31, 2010 included elsewhere in this report.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey.  We expect Godfrey to complete the testing and qualification of its initial line of bearings in the second quarter of 2012 and commence manufacturing operations in the third quarter of 2012.  We expect to commence the marketing and distribution of Godfrey’s spherical bearings in the fourth quarter of 2012.

Results of Operations - Years Ended October 31, 2011 and 2010

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2012, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the 2011 fiscal year, we incurred $2,923,603 of expenses compared to $2,374,259 during fiscal 2010.  Our operating expenses consist primarily of general and administrative expenses and the increase in operating expenses from fiscal 2010 to fiscal 2011 was attributable primarily to increase in stock based compensation, professional, and consulting fees.  We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the 2011 fiscal year, we incurred a net loss from continuing operations of $3,040,825 compared to a net loss from continuing operations of $5,050,612 during fiscal 2010.  The decrease in our net loss in 2011 was attributable primarily to the $2,469,404 of charges in 2010 relating to the impairment of the assets we acquired from Harbin Aerospace Company, LLC in February 2010 offset by the increase in stock based compensation, professional, and consulting fees in fiscal 2011.  We acquired from Harbin certain intangible intellectual property, including blueprints, formulas, designs and processes, for manufacturing and production of self-lubricated spherical bearings, bushings and rod-end bearings.  The transaction was deemed to be a business combination pursuant to the FASB standards.  We perform an annual review for impairment of our intangible assets, and at an annual review at October 31, 2010 it was determined that the Harbin intellectual property was fully impaired, resulting in an impairment charge in fiscal 2010 of $2,469,404.

Financial Condition

Liquidity and Capital Resources

As of October 31, 2011, we had total assets of $43,061 and a working capital deficit of $477,998.  Since October 31, 2011, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2011 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Trans-Pacific Aerospace Company, Inc. (A Development Stage Company) as of October 31, 2011 and 2010 and the related statements of operations, changes in stakeholders' equity (deficit) and cash flows for the period then ended. The financial statements for the period from Inception (June 5, 2007) to October 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trans-Pacific Aerospace Company, Inc. as of October 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 10, 2012

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

	October 31,	October 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$36,876	$58,620
Prepaid expenses	1,584	—
Total current assets	38,460	58,620
Non-Current assets
Office equipment, net of accumulated depreciation of $593 at October 31, 2011	3,017	—
Security deposit	1,584	—
Total non-current assets	4,601	—
Total assets	$43,061	$58,620
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$68,319	$6,791
Income taxes payable	1,629	—
Accounts payable - related party	—	4,379
Accrued salary and payroll taxes	151,247	76,519
Due to Godfrey (China) Ltd	30,000	30,000
Accrued interest payable	5,263	—
Convertible note payable - related party, net of unamortized debt discount of $0 and $51,832, respectively	—	37,023
Convertible note payable, net of unamortized debt discount of $0 and $7,452, respectively	260,000	252,547
Total current liabilities	516,458	407,259
Total liabilities	516,458	407,259
Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized.
No shares issued and outstanding at October 31, 2011 and Ocotber 31, 2010	—	—
Common stock, par value $0.001, 150,000,000 shares authorized.
54,169,244 shares issued and outstanding at October 31, 2011 and 33,200,286 shares issued and outstanding at October 31, 2010	54,169	33,200
Additional paid-in capital	8,204,875	5,339,451
Common stock to be issued	198,000	165,000
Deficit accumulated during the development stage	(8,930,441)	(5,886,290)
Total stockholders' (deficit)	(473,397)	(348,639)
Total liabilities and stockholders' (deficit)	$43,061	$58,620

 See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Operations

	For the		Cumulative
	Year Ended		from Inception
	October 31,		(June 5, 2007)
	2011	2010	to October 31, 2011

Operating expenses
Professional fees	$510,163	$73,748	$612,766
Consulting	36,500	187,500	264,000
Other general and administrative	2,376,940	2,113,011	4,950,243

Total operating expenses	2,923,603	2,374,259	5,827,009
Operating loss from continuing operations	(2,923,603)	(2,374,259)	(5,827,009)

Impairment of goodwill	—	(2,469,404)	(2,469,404)
Loss on induced debt conversion	(55,000)	—	(55,000)
Interest expense, net	(62,222)	(206,949)	(362,508)

Net loss from continuing operations	$(3,040,825)	$(5,050,612)	$(8,713,921)

Discontinued operations
Net gain (loss) from discontinued operations	—	115,528	(213,194)

Loss before income taxes	(3,040,825)	(4,935,084)	(8,927,115)

Income taxes	(3,326)	—	(3,326)

Net Loss	(3,044,151)	(4,935,084)	(8,930,441)

Basic and diluted net loss from operations per share	$(0.07)	$(0.23)

Weighted average number of common
Weighted average number of common shares outstanding, basic and diluted	43,353,134	21,911,185

  See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock	Deficit Accumulated during the Development
	Shares	Amount	Capital	To Be Issued	Stage	Total

Inception, June 5, 2007	—	$—	$—	$—	$—	$—

Common stock issued for cash	13,140,000	13,140	253,161	—	—	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	—	—	90,000

Net loss from continuing operations for the
year ended October 31, 2007	—	—	—	—	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$—	$(13,363)	$342,938

Net loss from continuing operations for the
year ended October 31, 2008	—	—	—	—	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$—	$(61,260)	$295,041

Common stock retired	(5,250,000)	(5,250)	5,250	—	—	—

Common stock issued for services	550,000	550	378,950	—	—	379,500

Common stock issued for cash	52,083	52	24,930	—	—	24,982

Net loss from continuing operations for the
year ended October 31, 2009	—	—	—	—	(606,809)	(606,809)

Net loss from discontinued operations for the
year ended October 31, 2009	—	—	—	—	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$—	$(951,206)	$(190,423)

Common stock issued for cash	3,091,700	3,092	226,890	—	—	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	—	—	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	—	—	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	—	—	113,947

Common stock issued for services	3,250,000	3,250	803,871	—	—	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	—	—	1,992,000

Beneficial conversion feature of convertible note payable	—	—	216,455	—	—	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	—	—	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	—	—	127,600

Common stock issued in connection
with settlement agreement	1,838,649	1,839	292,346	—	—	294,185

Contributed capital, from Godfrey	—	—	50,380			50,380

Amortization of stock options	—	—	18,051	—	—	18,051

Common stock to be issued for services	—	—	—	165,000	—	165,000

Net loss from continuing operations for the
year ended October 31, 2010	—	—	—	—	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)

Common stock issued for cash	10,869,000	10,869	560,177	—	—	571,046

Common stock issued in lieu of finders fees	848,000	848	(848)			—

Common stock issued for Board of Directors services	3,000,000	3,000	507,000	—	—	510,000

Common stock issued for services & compensation	3,338,000	3,338	287,662	—	—	291,000

Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	—	—	88,855

Additional paid in capital from induced debt conversion	—	—	55,000	—	—	55,000

Amortization of stock options	—	—	1,333,467	—	—	1,333,467

Common stock to be issued for services	—	—	—	33,000	—	33,000

Common stock retired/cancelled	(150,000)	(150)	150	—	—	—

Contribution of officer salaries			37,025			37,025

Net loss from continuing operations for the
year ended October 31, 2011	—	—	—	—	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$(8,930,441)	$(473,397)

  See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
	Years Ended		from Inception
	October 31,		(June 5, 2007)
	2011	2010	to October 31, 2011
Cash flows from operating activities:
Net loss from continuing operations	$(3,044,151)	$(5,050,612)	(8,717,247)
Gain (loss) from discontinued operations	—	115,528	(213,193)
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock based compensation	2,167,467	1,814,491	4,366,206
Amortization of debt discount	59,284	177,503	236,787
Loss on induced debt conversion	55,000	—	55,000
Gain on disposal of discontinued assets	—	(115,528)	(115,528)
Loss from impairment of goodwill	—	2,469,404	2,469,404
Depreciation expense	593	—	18,093
Loss from settlment with common stock	—	22,460	22,460
Impairment of fixed assets	—	—	82,500
Impairment of oil & gas interests	—	—	190,000
Contribution of officer salaries	37,025		37,025
Change in operating assets and liabilities:
Prepaid expenses	(1,584)	—	(1,584)
Security deposit	(1,584)	—	(1,584)
Due to Godfrey (China) Ltd	—	30,000	80,380
Accounts payable and accrued expenses	61,528	107,041	208,698
Income taxes payable	1,629	—	1,629
Accounts Payable - related party	(4,379)	—	(4,379)
Accrued salary and payroll taxes	74,729	114,571	256,248
Accrued interest payable	5,263	29,483	125,508
Net cash used in operating activities	(589,180)	(285,659)	(903,577)
Cash flows from investing activities
Sale of equipment	—	82,500	82,500
Notes receivable	—	(26,000)	(26,000)
Purchase of equipment	(3,610)	—	(103,610)
Oil & gas working interest	—	—	(100,000)
Net cash used in / provided by investing activities	(3,610)	56,500	(147,110)
Cash flows from financing activities:
Common stock issued for cash	571,046	280,362	1,087,563
Net cash provided by financing activities	571,046	280,362	1,087,563
Net increase / decrease in cash	(21,744)	51,203	36,876
Cash, beginning of the period	58,620	7,417	—
Cash, end of the period	$36,876	$58,620	$36,876
Supplemental cash flow disclosure:
Interest paid	$—	$—	$—
Income taxes paid	$1,697	$—	$1,697
Supplemental disclosure of non-cash transactions:
Common stock issued for payment on
outstanding liabilities	$—	$136,000	$136,000
Common stock issued for payment on
outstanding wages	$—	$105,000	$105,000
Common stock issued for conversion
of notes payable	$88,855	$127,600	$216,455
Common stock issued for finders fees	$848	$—	$848
Retirement of common shares	$150	$—	$5,400
Acquisition of oil and gas properties in exchange
for note payable	$—	$—	$1,000,000
Acquisition of tooling assets	$—	$82,500	$82,500
Acquisition of intellectual property	$—	$2,469,404	$2,469,404
Beneficial conversion feature of convertible note payable	$—	$216,455	$216,455

 See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2011

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

The Company’s aircraft component business was commenced on February 1, 2010. To date, its operations have focused on product design and engineering.  The Company has not commenced commercial manufacture or sales of its products.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $3,044,151 during the year ended October 31, 2011, and an accumulated deficit of $8,930,441 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset. The asset has been determined to be fully impaired with no value being shown on the balance sheet. Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment. Losses are only recognized to the extent of the Company’s investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income. At October 31, 2011 there were suspended losses of $395,618. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at October 31, 2011 or October 31, 2010.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at October 31, 2011
	Carrying
	Value
	October 31,
	2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$—	$—	$260,000

		Fair Value Measurements at October 31, 2010
	Carrying
	Value
	October 31,
	2010	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$289,570	$—	$—	$289,570

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of October 31, 2011 and October 31, 2010 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at October 31, 2011 and 2010.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $2,059,228 as of October 31, 2011 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $2,059,228 will expire in various years through 2031.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Deferred tax asset and the valuation account are as follows:

	October 31,
	2011	2010
Deferred tax asset:
NOL Carry forward	$700,137	$415,784
Valuation allowances	(700,137)	(415,784)
Total	$—	$—

The components of income tax expense are as follows:

Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL benefit	284,353	221,404
Change in valuation allowance	$(284,353)	(221,404)
	$—	$—

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of October 31, 2011, the useful lives of the office equipment ranged from five years to seven years.

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

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts. Prior periods presented are not required to be restated. We adopted the standard as of inception and applied the standard using the modified prospective method. During the year ended October 31, 2011, the Company issued stock options to its Board of Directors and officer as compensation for their services. The options have been accounted for at a fair value as required by the FASB ASC 718.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $8,930,441. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 18,000,000 shares outstanding as of October 31, 2011 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Year Ended October 31,
	2011	2010

Net loss from continuing operations	$(3,044,151)	$(5,050,612)

Discontinued operations
Net gain (loss) from discontinued operations	—	115,527

Net loss from operations	$(3,044,151)	$(4,935,084)

Basic and diluted net loss from continuing operations per share	$(0.07)	$(0.23)

Basic and diluted net loss from discontinued operations per share	$—	$0.01

Basic and diluted net loss attributable to Trans-Pacific Aerospace Company, Inc. per share	$(0.07)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	43,353,134	21,911,185

The weighted average numbers of shares included in the calculation above are post-split.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal 2013. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

NOTE 3 – ACQUISITION OF INTANGIBLE ASSETS

On February 1, 2010, the Company completed its acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”). The transaction was structured as a business combination in exchange for:

●	8,000,000 shares of the Company’s common stock.
●	A Series A common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Series A warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015.
●	A Series B common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Series B warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018.
●	The assumption by the Company of $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. Debt discount expense totaled $9,394 for the year ended October 31, 2010. See Note 8 for further discussion.
●	The assumption by the Company of $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer. See Note 6 and 8 for further discussion.
●	Cancellation of $26,000 of HAC's secured promissory notes due to the Company.

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
$—

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market. In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3). Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”. Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired. At October 31, 2011 there were suspended losses of $395,618.

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

As of October 31, 2011, the Company had office equipment of $3,017, net of accumulated depreciation of $593.

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 29, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (formerly Strands Management Company, LLC) (the “Cardiff Agreement”).  Matt Szot, the former Chief Financial Officer and former Secretary, was the Chief Financial Officer of Cardiff. Keith Moore and David Walters, former members of the board of directors, each own a 50% interest and is a managing member of Cardiff.   Pursuant to the Cardiff Agreement, in consideration for providing certain services to the Company, Cardiff was entitled to a monthly fee in the amount of $10,000.   The Company also issued 50,000 shares of the Company’s common stock to Mr. Szot pursuant to the Cardiff Agreement.  The initial term of the Cardiff Agreement expired June 28, 2010. The Company incurred $120,500 in consulting fees under the terms of the agreement for the year ended October 31, 2010, which was included in consulting expenses.  On January 28, 2010, the Company issued 448,340 shares of common stock as payment in full of $50,000 of outstanding balances due to Cardiff.  As of October 31, 2010, $49,500 was outstanding under the agreement and was included in common stock issued.

On January 12, 2010, the Company amended the Cardiff Agreement.  Under the amended Cardiff Agreement, Cardiff has the option to accept payment of outstanding cash compensation owed to it under its agreements with the Company in the form of shares of our common stock.  The number of shares to be issued was calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment was sent to us.  In addition, under the amended Cardiff Agreement, Cardiff has provided the Company with transaction execution support services in connection with the HAC transaction, including due diligence, business review of relevant transaction documentation and audit support.   As compensation for the additional services, in February 2010 the Company issued to Cardiff 2,500,000 shares of the Company’s common stock, a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.  The Series A warrant has an exercise price of $0.50 and becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015.  The Series B warrant has an exercise price of $1.00 and becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018.The warrants have not been included in paid in capital because it was unlikely that in the near term the Company can attain revenue numbers high enough for the warrants to become exercisable.

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

On June 29, 2009, the Company entered into an Employment Agreement with David Walters, its former Chief Executive Officer and former member of its Board of Directors.  Under the agreement, which had a term of one year, Mr. Walters received a base salary of $180,000, plus 500,000 shares of the Company’s common stock.  On January 12, 2010, the Company amended the Employment Agreement with Mr. Walters.  Under the amended agreement, Mr. Walters had the option to accept payment of outstanding cash compensation owed to him under the agreement in the form of shares of the Company’s common stock.  The number of shares to be issued was calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for our common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment was sent to the Company.     On January 28, 2010, the Company issued 941,514 shares of common stock as payment in full of outstanding balances due to Mr. Walters totaling $105,000.  As of October 31, 2010, no amounts were outstanding under the agreement.  On October 19, 2010 the Agreement was terminated by mutual agreement of the parties.

As part of the acquisition of Harbin Aerospace Company (HAC), the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer. On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC. The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note. The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and was due and payable on June 3, 2011. In June 2010, the Company issued 2,200,000 shares of common stock to the note holder valued at $.058 per the agreement reducing its principal obligation by $127,600 pursuant to conversion requests. The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on them as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance. The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet. The amortization of the debt discount totaled $59,284 and $177,503 for the years ended October 31, 2011 and 2010. On November 22, 2010 the note was further amended, reducing the fixed conversion price to $.029 per share. During the year ended October 31, 2011, the Company issued 3,063,958 shares of common stock to the note holder valued at $.029 per the agreement as a full payment of the note payable pursuant to conversion requests. No gain or loss has been recorded because it was converted within the terms of the agreement. Due to the reduction in conversion price at a rate below fair market value, this has been determined to be an induced conversion of debt under ASC 470-20, resulting in $55,000 of expense and corresponding paid in capital for the year ended October 31, 2011.

Included in current liabilities is an obligation to Godfrey in the amount of $30,000 which represents payments made by Godfrey on behalf of the Company during the fiscal year ended October 31, 2010.

On March 21, 2011, as a consideration to Harbin Aerospace assigning its claim against Monarch, the Company granted an option to purchase 8,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share in exchange for the outstanding Series A and Series B warrants to purchase a total of 8,000,000 shares of its common stock. The option was fully vested and exercisable and expires on March 20, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.1272, was $1,017,634. For the year ended October 31, 2011, the Company recorded $1,017,634 as stock based compensation expense.

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and are exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.0859, was $171,888. For the year ended October 31, 2011, $10,663 was amortized as stock based compensation.

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

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount becomes fully due and payable on December 31, 2011.

As part of the acquisition of HAC, the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer. The note bears interest at 7% per annum and principal and interest was due and payable on March 31, 2011. On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC. The amended and restated note had a principal amount of $216,455 which included all outstanding interest due on the note. The amended and restated note included a fixed conversion price of $0.058 per share, 7% interest rate per annum and was due and payable on June 3, 2011. The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on certain notes as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance. The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet. The amortization of the debt discount totaled $59,284 and $177,503 for the years ended October 31, 2011 and 2010. In June 2010, the Company issued 2,200,000 shares of common stock at $.058 per share to the note holder reducing its principal obligation by $127,600 pursuant to conversion requests. On November 22, 2010 the note was further amended which resulted in the reduction of the conversion price from $0.058 to $0.029 per share and a corresponding loss of $55,000 on induced debt conversion was recorded. During the year ended October 31, 2011, the Company issued 3,063,958 shares of common stock to the note holder valued at $.029 per the agreement as a full payment of the note payable pursuant to conversion requests. No gain or loss was recorded because it was converted within the terms of the agreement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. As of October 31, 2011, the total accrued salaries owed to Mr. McKay was $150,000.

Legal Proceedings

On July 1, 2011, a Complaint was filed in the Superior Court of the State of California, in Orange County, California, by Trans-Pacific Aerospace Company, Inc. and one of our shareholders, Harbin Aerospace Company, LLC, against Monarch Bay Associates, LLC, a FINRA member firm, and certain of its officers, employees and affiliates, including David Walters, Keith Moore, Mathew Szot and Cardiff Partners, LLC (“Defendants”). The Complaint alleges that Monarch Bay Associates entered into investment banking agreements initially with Harbin Aerospace and then subsequently with Trans-Pacific Aerospace based upon certain misrepresentations and omissions of material fact by Monarch Bay and its principals, David Walters and Keith Moore. The Complaint further alleges that Monarch Bay, Walters, Moore and Szot breached their fiduciary duties owed to Trans-Pacific Aerospace and Harbin Aerospace and otherwise engaged in acts of securities and common law fraud, professional negligence and unlawful practices under the California Business and Professions Code. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) the rescission of certain material agreements entered into between Trans-Pacific Aerospace or Harbin Aerospace, on the one hand, and the Defendants, on the other, and (iii) the Defendants return of all cash and stock-based compensation received from either Trans-Pacific Aerospace or Harbin Aerospace in breach of the defendants’ fiduciary duties or applicable law. David Walters and Keith Moore are former members of the board of directors of Trans-Pacific Aerospace and Walters and Mathew Szot are former executive officers of Trans-Pacific Aerospace. The Defendants as a group are believed to own in excess of 9% of the issued and outstanding common shares of Trans-Pacific Aerospace.

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

On December 5, 2011, the Defendants filed a First Amended Cross-Complaint against the Company and Harbin Aerospace for declaratory relief, breach of contract, specific performance, and indemnity, alleging that the claims of the Company and Harbin were released pursuant to the aforementioned settlement agreement. The Company and Harbin have filed an Answer to the First Amended Cross-Complaint denying the allegations and setting forth affirmative defenses. The Company and Harbin believe that the allegations contained within this First Amended Cross-Complaint are meritless. The Company and Harbin intend to vigorously prosecute their claims against the Defendants and defend against the Defendants’ cross-claims.

As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case.

Lease Agreement

In October 2010 the Company entered into a lease of its administrative offices. The lease expires November 30, 2012 and calls for monthly rental payments of $792.

Minimum annual rentals for the above lease are as follows:

2012 and thereafter	$8,712

NOTE 10 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At October 31, 2011 and 2010, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At October 31, 2011 and 2010, there were 54,169,244 and 33,200,286 shares issued and outstanding, respectively.

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

On February 1, 2010, the Company issued 8,000,000 shares of the Company’s common stock valued at $1,992,000 as part of the acquisition of HAC.  The shares were valued based on the closing stock price on the date of grant.  Pursuant to this agreement, the Company also issued Series A and Series B common stock purchase warrant to purchase 8,000,000 shares of the Company’s common stock, exercisable contingent on the Company’s recognized revenue amounts.

As compensation for the additional services, in February 2010 the Company issued to Cardiff 2,500,000 shares of the Company’s common stock valued at $622,500, a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock, exercisable contingent on the Company’s recognized revenue amounts. The shares were valued based on the closing stock price on the date of grant.

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

On June 9, 2010, the Company issued 328,000 shares of common stock which was valued at $104,960 based on the closing price on the date of acquisition for the tooling assets it acquired in April 2010 at a cost of $82,500.  A loss of $22,460 was realized on the difference between the cost of the tooling and the value of the shares issued.

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

As of October 31, 2010, the Company recorded a common stock payable of $165,000 for 1,200,000 common shares issuable to Equiti-Trend for services. The shares were valued based on the closing stock price on the date of the restricted stock grant. The agreement with Equiti-Trend has been cancelled by the Company. As of October 31, 2011 the Company recorded the final 300,000 shares under the contract valued at $33,000. The shares were valued based on the closing price at November 30, 2010, when the final payment was due.

During the year ended October 31, 2011, the Company issued 3,000,000 common shares to the Company’s Board of Directors for services. The shares were valued at $510,000 based on the closing stock price on the date of the restricted stock grant.

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

On October 19, 2011, the Company issued 10,000 shares of common stock in lieu of finders fees valued at $0.14 per share, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On October 19, 2011, the Company issued 2,000,000 shares of common stock to Bula Holdings, Inc. for services rendered for future market awareness at $0.10 per share. The shares were valued based on the closing stock price on the date of the agreement.

During the three months ended October 31, 2011, the Company entered into various stock purchase agreements with accredited investors for the sale of 3,247,000 shares of its common stock at a purchase price of $0.045 and $0.05 per share. The sale closed and cash of $148,045 was received during the three months ended October 31, 2011.

During the year ended October 31, 2011, the Company issued 3,063,958 shares of common stock to a note holder valued at $0.029 per share or $88,855 as full payment to an amended note dated November 22, 2010. See footnotes 6 and 8 for further discussion.

During the year ended October 31, 2011, 150,000 shares issued to former officers and directors were cancelled due to their removal prior to completion of the required service period.

Warrants and Options

On February 1, 2010, pursuant to the agreement on acquisition of Harbin, the Company also issued (i) Series A common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.   The Series A warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015 and (ii) a Series B common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share.   The Series B warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018  The warrants have not been valued as it is unlikely that in the near term the Company can attain revenue numbers high enough for the warrants to become exercisable.

As compensation for the additional services, in addition to issuance of 2,500,000 shares of the Company’s common stock, the Company issued to Cardiff a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.   The warrants have not been valued as it is unlikely that in the near term the Company can attain revenue numbers high enough for the warrants to become exercisable.

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

Using the Black-Scholes Pricing Model, for the years ended October 31, 2011 and 2010, $305,169 and $18,051, respectively, were amortized as stock based compensation in connection with the stock option grants above.

On March 21, 2011, as a consideration to Harbin Aerospace assigning its claim against Monarch, the Company granted an option to purchase 8,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share in exchange for the outstanding Series A and Series B warrants to purchase a total of 8,000,000 shares of its common stock. The option is fully vested and exercisable and expires on March 20, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.1272, was $1,017,634. For the year ended October 31, 2011, the Company recorded $1,017,634 as stock based compensation expense.

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. No additional options were granted, cancelled, exercised, or expired during the year ended October 31, 2011. For the year ended October 31, 2011, $10,663 was amortized as stock based compensation.

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

NOTE 12 – SUBSEQUENT EVENTS

Events subsequent to October 31, 2011 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following event occurred since October 31, 2011:

•	On November 15, 2011, the Company issued 3,500,000 common shares to the Company’s Board of Directors for services. The shares were valued at $367,000 based on the closing stock price on the date of the restricted stock grant.

•	On November 15, 2011, the Company issued 1,000,000 shares of its common stock to Theodora Kobal, a related party, as reimbursement for transfer of her free trading stocks to Equiti-Trend.

•	On December 13, 2011, the Company issued 1,500,000 shares of its common stock to an accredited investor at $0.05 per share for a total of $75,000 in cash.

•	On December 21, 2011, the Company issued 1,000,000 shares of its common stock to Checkpoint Marketing, Inc. in lieu of finders fee.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2011 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2011 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011, and this assessment identified the following  material weaknesses in our internal control over financial reporting:

1.	Due to our small size, we do not maintain effective internal controls to assure segregation of duties as we have only one employee who is responsible for initiating and approving of transactions, thereby creating the segregation of duties weakness;

2.	Our board of directors does not have an audit committee or a financial expert to maintain effective oversight of our financial reporting process; and

3.	Lack of formal policies or procedures to provide assurance that relevant information is identified, captured, processed, and reported in an appropriate and timely fashion.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2011.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of the date of this report are set forth below:

Name	Age	Position
William R. McKay	57	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer
Greg Archer	57	Director
Kevin Gould	57	Director
Ray Kwong	57	Director
Alex Kam	58	Director
Peter Liu	55	Director

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

Our executive officers are appointed by, and serve at the discretion of, our board of directors.  There is no family relationship between any of our executive officers or directors.  Each of our directors has been elected to serve on our board of directors based on their experience in the aerospace industry or Chinese based cross-border transactions.

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officers during the fiscal year ended October 31, 2011.

Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)
William McKay, CEO, CFO	2011	172,431	—	1,170,298	—	—	1,342,729
	2010	135,000	—	191,400	—	9,619	336,019

The dollar amounts in columns (e) reflect the dollar amounts calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnotes 2 and 10 to our audited financial statements for the fiscal year ended October 31, 2011.

Narrative Disclosure to Summary Compensation Table

William McKay

On February 1, 2010, we entered into a written employment agreement with William McKay pursuant to which he serves as our chief executive officer and chairman of the board for a term of one year ending on January 31, 2011, provided that the agreement shall be subject to automatic renewals of additional one year terms unless either party notifies the other no later than July 31 of the then current term of its intent to terminate the agreement.  No such notice of termination has been provided by either party as of the date of this report. Pursuant to McKay’s employment agreement, he is entitled to:

•	an annual salary of $180,000, subject to annual review by our board of directors;

•	a one-time bonus of 1.2 million shares of our common stock issuable in quarterly installments of 300,000 shares over the first four quarters of the agreement;

•	a car allowance of $750 per month;

•	four weeks annual paid vacation;

•	an annual bonus at the discretion of our board of directors;

•	participation in such medical, retirement and other benefit plans as we offer to our other senior executives; and

•

in the event of his termination by us without cause or by Mr. McKay for good reason (as such terms are defined in the agreement) the payment of salary and continued plan benefits for the remainder of the one year term then in effect.

On August 25, 2011, upon Mr. McKay’s agreement to continue serving as our sole officer and chairman of the Board of Directors, the Board approved that in addition to the above terms, Mr. McKay is also entitled to the following:

•	500,000 shares per year, same as other Board of Directors members;

•	Health insurance and car allowance of $1,700 per month

•	a one-time grant of a stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.15, vesting over a three-year period and expiring on August 24, 2021

Column (e) in the above table reflects the dollar amounts of :

1.	300,000 shares as bonus, issued and vested during the fiscal 2011;
2.	500,000 shares of issued and fully vested common stock;
3.	an option to purchase 2.0 million shares of common stock vesting over the next three years starting August 25, 2011; and
4.	an option to purchase 8.0 million shares of common stock, fully vested on March 21, 2011 in exchange for the Series A and Series B warrants as disclosed in the Footnotes 6 and 10

Outstanding Equity Awards at Fiscal Year-End 2011

As of October 31, 2011, Mr. McKay had the following unexercised and unvested or unearned share awards:

1.	An vested but unexercised option to purchase 8.0 million shares of our common stock at an exercise price of $0.15, expiring March 21, 2021;
2.	An option to purchase 2.0 million shares of common stock at an exercise price of $0.15, vesting over the next three years starting August 25, 2011 and expiring August 24, 2021

2011 Director Compensation Table

The following table sets forth information concerning all cash and non-cash based compensation we paid to our directors during the fiscal year ended October 31, 2011.  In reviewing the table, please note:

•	No information is provided for William McKay since all compensation paid to him for the 2011 fiscal year is included in the summary compensation table above

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ray Kwong	5,000	85,000					90,000
Greg Archer	5,000	85,000	72,205				162,205
Kevin Gould	5,000	85,000	72,205				162,205
Alex Kam	5,000	85,000	80,380				170,380
Peter Liu	5,000	85,000	80,380				170,380

The dollar amounts in column (b) are fees earned but not paid as of October 31, 2011.

The dollar amounts in columns (c) and (d) reflect the dollar amounts of the awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnote (2) to our audited financial statements for the fiscal year ended October 31, 2011.

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

The table below sets forth the beneficial ownership of our common stock, as of January 23, 2012, by:

•	All of our directors and executive officers, individually;

•	All of our directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 61,169,244 shares of our common stock outstanding as of January 23, 2012, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of January 23, 2012, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Trans-Pacific Aerospace Company, Inc., 2975 Huntington Drive, Suite 107, San Marino, California 91108.

Name of Director, Executive Officer or Nominee	Shares (1)			Percentage
William R. McKay	17,388,889	(2	)(3)	25.00%
Ray Kwong	1,975,000			3.23%
Greg Archer	2,222,222	(3)		3.58%
Kevin Gould	2,207,222	(3)		3.55%
Alex Kam	1,988,889	(3)		3.20%
Peter Liu	1,888,889	(3)		3.04%

All directors and executive officers as a group (6 persons)	27,671,111			41.60%

Name and Address of 5% Holders	Shares (1)			Percentage
Harbin Aerospace Company, LLC
2975 Huntington Drive, Suite 107
San Marino, CA 91108	6,800,000			11.12%

Cardiff Partners, LLC
30950 Rancho Viejo Road, Suite 120
San Juan Capistrano, CA 92675	5,728,503			9.37%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)

Includes 1,200,000 shares issued and vested as of October 31, 2011 and 6,800,000 shares held directly by Harbin Aerospace Company, LLC, a Nevada limited liability company, controlled by Mr. McKay’s wife.

(3)	Includes shares of common stock underlying vested and exercisable options.

Equity Compensation Plan Information

Our board of directors approved our 2010 Stock Incentive Plan in 2010.  The plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards, which may be subject to future achievement of performance criteria or free of any performance or vesting conditions.

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

In 2010, we granted outside of our 2010 Stock Incentive Plan non-qualified stock options to certain independent directors.  We granted to Greg Archer, Kevin Gould, Alex Kam and Peter Liu each options to purchase 2,000,000 shares of our common stock, exercisable over a 10-year period from the date of vesting, at an exercise price of $0.15 per share.  The options vest in three equal installments on the first three anniversaries of the date of grant.

On March 21, 2011, as a consideration to Harbin Aerospace assigning its claim against Monarch, the Company granted an option to purchase 8,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share in exchange for the outstanding Series A and Series B warrants to purchase a total of 8,000,000 shares of its common stock. The option is fully vested and exercisable and expires on March 20, 2021.

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and are exercisable until August 24, 2021.

 The following table sets forth certain information as of October 31, 2011 about our 2010 Stock Incentive Plan and our non-plan options under which our equity securities are authorized for issuance.  The first column reflects outstanding stock options to purchase 18,000,000 shares of common stock pursuant to non-plan options issued to certain of our independent directors and officers as of October 31, 2011.  The third column reflects 7,500,000 shares available for issuance under our 2010 Stock Incentive Plan as of October 31, 2011.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	—	$—	7,500,000
Equity compensation plans not approved by security holders	18,000,000	$0.15	—
Total	18,000,000	$0.15	7,500,000

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

William McKay, who was appointed as our chief executive officer and director upon the consummation of the asset acquisition, was the chief executive officer of Harbin and his wife, Nikki Lynn McKay, is the sole member of Harbin.  As part of the acquisition, we assumed $200,000 of obligations under a note payable, plus $11,737 of accrued interest, held by the mother-in-law of Mr. McKay.  The note bears interest at 7% per annum and all principal and interest was due and payable on March 31, 2011.  On June 4, 2010, we entered into an amended and restated convertible promissory note with holder, pursuant to which all principal and interest under the note is convertible at $0.058 per share and the term of the note was extended to June 3, 2011.  In June 2010, we issued 2,200,000 shares of our common stock to the holder upon conversion of $127,600 of principal under the note. On November 22, 2010 the note was further amended, reducing the fixed conversion price to $.029 per share. During the year ended October 31, 2011, we issued 3,063,958 shares of common stock to the note holder valued at $.029 per the agreement as a full payment of the note payable pursuant to conversion requests.

Included in current liabilities is an obligation to Godfrey in the amount of $30,000 which represents payments made by Godfrey on behalf of the Company during the fiscal year ended October 31, 2010.

On March 21, 2011, as a consideration to Harbin Aerospace assigning its claim against Monarch, the Company granted an option to purchase 8,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share in exchange for the outstanding Series A and Series B warrants to purchase a total of 8,000,000 shares of its common stock. The option is fully vested and exercisable and expires on March 20, 2021.

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and are exercisable until August 24, 2021.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the fiscal years ended October 31, 2011 and 2010 by our independent registered public accounting firms for such years, as of the filing dates, for the audit of our consolidated financial statements for the fiscal years ended October 31, 2011 and 2010, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

On January 27, 2010, our board of directors approved the engagement of M&K CPAS, PLLC to serve as our principal independent public accountant to audit our financial statements.  Prior to January 27, 2010, our principal independent public accountant was John Kinross-Kennedy.  There were no fees paid by us to John Kinross-Kennedy during the fiscal year ended October 31, 2010. The following table presents fees billed by M&K relate to the audits and reviews for the fiscal years ended October 31, 2011 and 2010.

	2011	2010
Audit Fees	$24,500	$23,500
Audit-Related Fees	—	—
Tax Fees	—	—
	$24,500	$23,500

Audit Committee Pre-Approval Policies

We do not have an audit committee of our board of directors.  However, our board approves all audit fees, audit-related fees, tax fees and special engagement fees.  Our board approved 100% of such fees for the fiscal year ended October 31, 2011.

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

Exhibit Index

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation dated June 5, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.2	Certificate of Amendment to Articles of Incorporation dated October 3, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.3	Certificate of Change to Articles of Incorporation dated July 25, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.4	Certificate of Amendment to Articles of Incorporation dated July 31, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.5	Certificate of Amendment to Articles of Incorporation dated February 17, 2010.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 15, 2011.

3.6	Bylaws of the Registrant, as amended June 3, 2010.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on June 21, 2010.

10.1	Employment Agreement dated June 30, 2009 between Registrant and David Walters.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2009.

10.2	Support Services Agreement dated June 30, 2009 between Registrant and Cardiff Partners, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2009.

10.3	Amendment No. 1 to Employment Agreement dated January 17, 2010 between Registrant and David Walters	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

Number	Exhibit Description	Method of Filing

10.4	Amendment No. 1 dated January 17, 2010 to Support Services Agreement Registrant and between Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.5	Agreement dated January 19, 2010 regarding formation of Godfrey (China) Limited*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

10.6	Asset Purchase Agreement dated January 27, 2010 between Registrant and Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.7	Form of Series A Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.8	Form of Series B Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.9	Convertible Promissory Note dated February 1, 2010 issued by Registrant to Santa Anita Co., LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.10	Employment Agreement dated February 1, 2010 between Registrant and William McKay*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

10.11	Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC, dated February 15, 2010*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

10.12	Settlement and Release Agreement dated October 19, 2010 between Registrant and Cardiff Partners, LLC.*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

10.13	Asset Purchase Agreement dated February 10, 2010 between Registrant and Futures Investment Corp.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 15, 2011.

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 15, 2011.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.
101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

 ** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Date: February 10, 2012	By:	/s/William Reed McKay
William Reed McKay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Reed McKay	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	February 10, 2012
William Reed McKay	(Principal Executive and Financial Officer)

/s/ Greg Archer	Director	February 10, 2012
Greg Archer

/s/ Kevin Gould	Director	February 10, 2012
Kevin Gould

/s/ Ray Kwong	Director	February 10, 2012
Ray Kwong

/s/ Alex Kam	Director	February 10, 2012
Alex Kam

/s/ Peter Liu	Director	February 10, 2012
Peter Liu

-31-