Form 10-Q
period 2012-01-31
Trans-Pacific Aerospace Company, Inc.
filed 2012-03-20
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

As of March 6, 2012, the registrant had 66,669,244 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of January 31, 2012 (Unaudited) and October 31, 2011	F-1

	Statements of Operations (Unaudited) for the Three Months Ended January 31, 2012 and 2011 and the period from inception (June 5, 2007) to January 31, 2012	F-2

	Statements of Stockholders’ Equity (Deficit) for the period from inception (June 5, 2007) to January 31, 2012 (Unaudited)	F-3

	Statements of Cash Flows (Unaudited) for the Three Months Ended January 31, 2012 and 2011 and the period from inception (June 5, 2007) to January 31, 2012	F-4

	Notes to Unaudited Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4.	Controls and Procedures	3

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 6.	Exhibits	5

Signatures		6

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Balance Sheets

	January 31,	October 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$192,378	$36,876
Prepaid expenses	1,584	1,584
Total current assets	193,962	38,460

Non-Current assets
Office equipment, net of accumulated depreciation of $746 and $593 at January 31, 2012 and October 31, 2011, respectively	2,864	3,017
Security deposit	1,584	1,584
Total non-current assets	4,448	4,601

Total assets	$198,410	$43,061

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$67,496	$68,319
Income taxes payable	1,629	1,629
Accrued salary and payroll taxes	207,689	151,247
Due to Godfrey (China) Ltd	30,000	30,000
Accrued interest payable	5,263	5,263
Convertible note payable	260,000	260,000
Total current liabilities	572,077	516,458

Total liabilities	572,077	516,458

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized,
No shares issued and outstanding at January 31, 2012 and October 31, 2011	-	-
Common stock, par value $0.001, 150,000,000 shares authorized,
61,169,244 shares issued and outstanding at January 31, 2012 and 54,169,244 shares issued and outstanding at October 31, 2011	61,169	54,169
Additional paid-in capital	8,855,407	8,204,875
Common stock to be issued	248,989	198,000
Deficit accumulated during the development stage	(9,539,232)	(8,930,441)

Total stockholders' (deficit)	(373,667)	(473,397)

Total liabilities and stockholders' (deficit)	$198,410	$43,061

 See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the		Cumulative
	Three Months ended		from Inception
	January 31,		(June 5, 2007)
	2012	2011	to January 31, 2012

Operating expenses
Professional fees	$23,687	$91,584	$636,453
Consulting	-	2,500	264,000
Other general and administrative	580,554	603,397	5,530,797

Total operating expenses	604,241	697,481	6,431,250

Operating loss from continuing operations	(604,241)	(697,481)	(6,431,250)

Impairment of goodwill	-	-	(2,469,404)
Loss on induced debt conversion	-	(55,000)	(55,000)
Interest expense, net	(4,550)	(28,092)	(367,058)

Net loss from continuing operations	$(608,791)	$(780,573)	$(9,322,712)

Discontinued operations
Net gain (loss) from discontinued operations	-	-	(213,194)

Loss before income taxes	(608,791)	(780,573)	(9,535,906)

Income taxes	-	-	(3,326)

Net Loss	(608,791)	(780,573)	(9,539,232)

Basic and dilutive net loss from operations per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	59,180,114	35,833,982

 See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

					Deficit
					Accumulated
			Additional		during the
	Common Stock		Paid-In	Common Stock	Development
	Shares	Amount	Capital	To Be Issued	Stage	Total

Inception, June 5, 2007	-	$-	$-	$-	$-	$-
Common stock issued for cash	13,140,000	13,140	253,161	-	-	266,301
Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	-	-	90,000
Net loss from continuing operations for the year ended October 31, 2007	-	-	-	-	(13,363)	(13,363)
Balances, October 31, 2007	15,840,000	$15,840	$340,461	$-	$(13,363)	$342,938
Net loss from continuing operations for the year ended October 31, 2008	-	-	-	-	(47,897)	(47,897)
Balances, October 31, 2008	15,840,000	$15,840	$340,461	$-	$(61,260)	$295,041
Common stock retired	(5,250,000)	(5,250)	5,250	-	-	-
Common stock issued for services	550,000	550	378,950	-	-	379,500
Common stock issued for cash	52,083	52	24,930	-	-	24,982
Net loss from continuing operations for the year ended October 31, 2009	-	-	-	-	(606,809)	(606,809)
Net loss from discontinued operations for the year ended October 31, 2009	-	-	-	-	(283,137)	(283,137)
Balances, October 31, 2009	11,192,083	$11,192	$749,591	$-	$(951,206)	$(190,423)
Common stock issued for cash	3,091,700	3,092	226,890	-	-	229,982
Common stock issued for Board of Directors services	600,000	600	126,900	-	-	127,500
Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	-	-	529,688
Common stock issued for payment on outstanding liabilities	558,340	558	113,389	-	-	113,947
Common stock issued for services	3,250,000	3,250	803,871	-	-	807,121
Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	-	-	1,992,000
Beneficial conversion feature of convertible note payable	-	-	216,455	-	-	216,455
Common stock issued for acquisition of tooling asset	328,000	328	104,632	-	-	104,960
Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	-	-	127,600
Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	-	-	294,185
Contributed capital, from Godfrey	-	-	50,380	-	-	50,380
Amortization of stock options	-	-	18,051	-	-	18,051
Common stock to be issued for services	-	-	-	165,000	-	165,000
Net loss from continuing operations for the year ended October 31, 2010	-	-	-	-	(4,935,084)	(4,935,084)
Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)
Common stock issued for cash	10,869,000	10,869	560,177	-	-	571,046
Common stock issued in lieu of finders fees	848,000	848	(848)	-	-	-
Common stock issued for Board of Directors services	3,000,000	3,000	507,000	-	-	510,000
Common stock issued for services & compensation	3,338,000	3,338	287,662	-	-	291,000
Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	-	-	88,855
Additional paid in capital from induced debt conversion	-	-	55,000	-	-	55,000
Amortization of stock options	-	-	1,333,467	-	-	1,333,467
Common stock to be issued for services	-	-	-	33,000	-	33,000
Common Stock retired/cancelled	(150,000)	(150)	150	-	-	-
Contribution of officer salaries	-	-	37,025	-	-	37,025
Net loss from continuing operations for the year ended October 31, 2011	-	-	-	-	(3,044,151)	(3,044,151)
Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$(8,930,441)	$(473,397)
Common stock issued for cash	1,500,000	1,500	73,500	186,000	-	261,000
Common stock issued in lieu of finders fees	1,000,000	1,000	(1,000)	-	-	-
Common stock issued for Board of Directors services	3,500,000	3,500	346,500	-	-	350,000
Common stock issued for services & compensation	1,000,000	1,000	136,365	(135,011)	-	2,354
Amortization of stock options	-	-	90,617	-	-	90,617
Imputed interest	-	-	4,550	-	-	4,550
Net loss from continuing operations for the three months ended Januray 31, 2012	-	-	-	-	(608,791)	(608,791)
Balances, January 31, 2012 (Unaudited)	61,169,244	$61,169	$8,855,407	$248,989	$(9,539,232)	$(373,667)

 See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			Cumulative
	Three Months Ended		from Inception
	January 31,		(June 5, 2007)
	2012	2011	to January 31, 2012
Cash flows from operating activities:
Net loss from continuing operations	$(608,791)	$(780,573)	(9,326,038)
Gain (loss) from discontinued operations	-	-	(213,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	442,971	538,143	4,809,177
Amortization of debt discount	-	26,659	236,787
Imputed interest expense	4,550	-	4,550
Loss on induced debt conversion	-	55,000	55,000
Gain on disposal of discontinued assets	-	-	(115,528)
Loss from impairment of goodwill	-	-	2,469,404
Depreciation expense	153	134	18,246
Loss from settlment with common stock	-	-	22,460
Impairment of fixed assets	-	-	82,500
Impairment of oil & gas interests	-	-	190,000
Contribution of officer salaries	-	-	37,025
Change in operating assets and liabilities:
Prepaid expenses	-	(792)	(1,584)
Security deposit	-	-	(1,584)
Due to Godfrey (China) Ltd	-	-	80,380
Accounts payable and accrued expenses	(823)	63,706	207,875
Income taxes payable	-	-	1,629
Accounts payable - related party	-	-	(4,379)
Accrued salary and payroll taxes	56,442	36,631	312,690
Accrued interest payable	-	1,452	125,508
Net cash used in operating activities	(105,498)	(59,640)	(1,009,075)

Cash flows from investing activities
Sale of equipment	-	-	82,500
Notes receivable	-	-	(26,000)
Purchase of equipment	-	(3,610)	(103,610)
Oil & gas working interest	-	-	(100,000)
Net cash used in investing activities	-	(3,610)	(147,110)

Cash flows from financing activities:
Common stock issued / to be issued for cash	261,000	233,000	1,348,563

Net cash provided by financing activities	261,000	233,000	1,348,563

Net increase / decrease in cash	155,502	169,750	192,378
Cash, beginning of the period	36,876	58,620	-

Cash, end of the period	$192,378	$228,370	$192,378

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$1,697

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$-	$136,000	$136,000
Common stock issued for payment on outstanding wages	$-	$105,000	$105,000
Common stock issued for conversion of notes payable	$-	$127,600	$216,455
Common stock issued for finders fees	$1,000	$-	$1,848
Retirement of common shares	$-	$-	$5,400
Acquisition of oil and gas properties in exchange for note payable	$-	$-	$1,000,000
Acquisition of tooling assets	$-	$82,500	$82,500
Acquisition of intellectual property	$-	$2,469,404	$2,469,404
Beneficial conversion feature of convertible note payable	$-	$216,455	$216,455

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

January 31, 2012

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $608,791 during the three months ended January 31, 2012, and an accumulated deficit of $9,539,232 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011, filed with the SEC on February 13, 2012.

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset. The asset has been determined to be fully impaired with no value being shown on the balance sheet. Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment. Losses are only recognized to the extent of the Company’s investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income. At January 31, 2012 there were suspended losses of $395,618. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at January 31, 2012 or October 31, 2011.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		January 31, 2012
	Carrying
	Value
	January 31,
	2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$-	$-	$260,000

		Fair Value Measurements at
		October 31, 2011
	Carrying
	Value
	October 31,
	2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$-	$-	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of January 31, 2012 and October 31, 2011 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at January 31, 2012 and October 31, 2011.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of January 31, 2012, the useful lives of the office equipment ranged from five years to seven years.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $9,539,232. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 18,000,000 shares outstanding as of January 31, 2012 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Three Months Ended January 31,
	2012	2011

Net loss from operations	$(608,791)	$(780,573)

Basic and diluted net loss from operations per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	59,180,114	35,833,982

The weighted average numbers of shares included in the calculation above are post-split.

Recently Adopted and Recently Enacted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU”) No. 2011-05, in order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 not affected by this ASU are effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market. In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3). Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”. Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired. At January 31, 2012 there were suspended losses of $395,618.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.0859, was $171,888. For the three months ended January 31, 2012, $14,324 was amortized as stock based compensation.

NOTE 6 – NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default.

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

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. As of January 31, 2012, the total accrued salaries owed to Mr. McKay were $195,000.

Legal Proceedings

On July 1, 2011, a Complaint was filed in the Superior Court of the State of California, in Orange County, California, by Trans-Pacific Aerospace Company, Inc. and one of its shareholders, Harbin Aerospace Company, LLC, against Monarch Bay Associates, LLC, a FINRA member firm, and certain of its officers, employees and affiliates, including David Walters, Keith Moore, Mathew Szot, and Cardiff Partners, LLC (“Defendants”). The Complaint alleges that Monarch Bay Associates entered into investment banking agreements, initially with Harbin Aerospace and then subsequently with Trans-Pacific Aerospace, based upon certain misrepresentations and omissions of material fact by Monarch Bay and its principals, David Walters and Keith Moore. The Complaint further alleges that Monarch Bay, Walters, Moore, and Szot breached their fiduciary duties owed to Trans-Pacific Aerospace and Harbin Aerospace and otherwise engaged in acts of securities and common law fraud, professional negligence, and unlawful practices under the California Business and Professions Code. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) the rescission of certain material agreements entered into between Trans-Pacific Aerospace or Harbin Aerospace, on the one hand, and the Defendants, on the other, and (iii) the Defendants return of all cash and stock-based compensation received from either Trans-Pacific Aerospace or Harbin Aerospace in breach of the defendants’ fiduciary duties or applicable law. David Walters and Keith Moore are former members of the board of directors of Trans-Pacific Aerospace, and Walters and Mathew Szot are former executive officers of Trans-Pacific Aerospace. The Defendants as a group are believed to own in excess of 9% of the issued and outstanding common shares of Trans-Pacific Aerospace.

On September 12, 2011, the Defendants filed a Cross-Complaint against Trans-Pacific Aerospace and Harbin Aerospace alleging the claims of Trans-Pacific Aerospace and Harbin Aerospace were released pursuant to a Settlement Agreement and Release dated October 19, 2010 between Trans-Pacific Aerospace and the Defendants. In their Cross-Complaint, the Defendants allege that, although Harbin Aerospace was not a party to the Settlement Agreement and Release, Harbin Aerospace had effectively transferred to Trans-Pacific Aerospace any claims Harbin Aerospace had against the Defendants as part of Harbin Aerospace’s sale of assets to Trans-Pacific Aerospace in February 2010, and that such claims were then effectively released by Trans-Pacific Aerospace by way of the Settlement Agreement and Release.

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

NOTE 8 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At January 31, 2012 and October 31, 2011, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At January 31, 2012 and October 31, 2011, there were 61,169,244 and 54,169,244 shares issued and outstanding, respectively.

As of October 31, 2010, the Company recorded a common stock payable of $165,000 for 1,200,000 common shares issuable to Equiti-Trend for services. The shares were valued based on the closing stock price on the date of the restricted stock grant. The agreement with Equiti-Trend has been cancelled by the Company. As of October 31, 2011 the Company recorded the final 300,000 shares under the contract valued at $33,000. The shares were valued based on the closing price at November 30, 2010, when the final payment was due. During the three months ended January 31, 2012, the Company issued 1,000,000 shares of common stock to Theodora Kobal as reimbursement for her partial settlement of our common stock payable to Equiti-Trend.

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

On November 15, 2011, the Company issued total of 3,500,000 shares of common stock to its Board of Directors for services. The shares were valued at $350,000 based on the closing stock price on the date of the restricted stock grant.

During the three months ended January 31, 2012, the Company entered into various purchase agreements with accredited investors for the sale of 6,625,000 shares of its common stock at a price of $0.05 and $0.0363 per share. Cash of $261,000 was received during the three months ended January 31, 2012. As of January 31, 2012, 1,500,000 shares were issued and outstanding and 5,125,000 shares were recorded as shares to be issued.

On December 21, 2011, the Company issued 1,000,000 shares of common stock in lieu of finders fees valued at $0.07 per share, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

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

Using the Black-Scholes Pricing Model, for the three months ended January 31, 2012 and 2011, $76,293 and $22,143, respectively, were amortized as stock based compensation in connection with the stock option grants above.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the three months ended January 31, 2012, $14,324 was amortized as stock based compensation.

No additional options were granted, cancelled, exercised, or expired during the three months ended January 31, 2012.

NOTE 9 – SUBSEQUENT EVENTS

Events subsequent to January 31, 2012 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following event occurred since January 31, 2012:

•	On February 10, 2012, the Company issued 5,125,000 shares of its common stock at a purchase price of $0.0363 per share. Cash of $186,000 was received during the three months ended January 31, 2012.

•	On February 10, 2012, the Company issued 375,000 shares to an advisory board member as compensation for his service. The shares were valued at $0.07 per share based on the closing stock price on the date of issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey (China) Limited’s successful qualification of its production facilities; Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements and results of operations; the further approvals of regulatory authorities; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions. These and other factors that may affect our financial results are discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2010 filed with the Securities and Exchange Commission on February 13, 2012. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended January 31, 2012 and 2011

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2012, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the three months ended January 31, 2012, we incurred $604,241 of operating expenses compared to $697,481 during the three months ended January 31, 2011.  Our operating expenses consist primarily of general and administrative expenses. The decrease in operating expenses from the first quarter in fiscal 2011 to the first quarter in fiscal 2012 was attributable primarily to a decrease in professional fees. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the three months ended January 31, 2012, we incurred a net loss from operations of $608,791 compared to a net loss from operations of $780,573 during the comparable prior year period.  The decrease in our net loss in the first quarter of fiscal 2012 was attributable primarily to the decrease in professional fees, loss on induced debt conversion, and interest expense.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2012, we had total assets of $198,410 and a working capital deficit of $378,115.  Since January 31, 2012, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

We do not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2012 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2012.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On July 1, 2011, a Complaint was filed in the Superior Court of the State of California, in Orange County, California, by Trans-Pacific Aerospace Company, Inc. and one of its shareholders, Harbin Aerospace Company, LLC, against Monarch Bay Associates, LLC, a FINRA member firm, and certain of its officers, employees and affiliates, including David Walters, Keith Moore, Mathew Szot, and Cardiff Partners, LLC (Defendants”). The Complaint alleges that Monarch Bay Associates entered into investment banking agreements, initially with Harbin Aerospace and then subsequently with Trans-Pacific Aerospace, based upon certain misrepresentations and omissions of material fact by Monarch Bay and its principals, David Walters and Keith Moore. The Complaint further alleges that Monarch Bay, Walters, Moore, and Szot breached their fiduciary duties owed to Trans-Pacific Aerospace and Harbin Aerospace and otherwise engaged in acts of securities and common law fraud, professional negligence, and unlawful practices under the California Business and Professions Code. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) the rescission of certain material agreements entered into between Trans-Pacific Aerospace or Harbin Aerospace, on the one hand, and the Defendants, on the other, and (iii) the Defendants return of all cash and stock-based compensation received from either Trans-Pacific Aerospace or Harbin Aerospace in breach of the defendants’ fiduciary duties or applicable law. David Walters and Keith Moore are former members of the board of directors of Trans-Pacific Aerospace, and Walters and Mathew Szot are former executive officers of Trans-Pacific Aerospace. The Defendants as a group are believed to own in excess of 9% of the issued and outstanding common shares of Trans-Pacific Aerospace.

On September 12, 2011, the Defendants filed a Cross-Complaint against Trans-Pacific Aerospace and Harbin Aerospace alleging the claims of Trans-Pacific Aerospace and Harbin Aerospace were released pursuant to a Settlement Agreement and Release dated October 19, 2010 between Trans-Pacific Aerospace and the Defendants. In their Cross-Complaint, the Defendants allege that, although Harbin Aerospace was not a party to the Settlement Agreement and Release, Harbin Aerospace had effectively transferred to Trans-Pacific Aerospace any claims Harbin Aerospace had against the Defendants as part of Harbin Aerospace’s sale of assets to Trans-Pacific Aerospace in February 2010, and that such claims were then effectively released by Trans-Pacific Aerospace by way of the Settlement Agreement and Release.

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

During the three months ended January 31, 2012, we entered into various purchase agreements with accredited investors for the sale of 6,625,000 shares of our common stock at a prices of $0.05 and $0.0363 per share. Cash of $261,000 was received during the three months ended January 31, 2012. As of January 31, 2012, 1,500,000 shares were issued and outstanding and 5,125,000 shares were recorded as shares to be issued.

On November 15, 2011, the Company issued 3,500,000 common shares to the Company’s Board of Directors for services.

We also issued 1,000,000 shares of our common stock to one party as a finders’ fee in connection with the introduction of the investors.

During the three months ended January 31, 2012, the Company issued 1,000,000 shares of common stock to Theodora Kobal as reimbursement for her partial settlement or our common stock payable to Equiti-Trend.

The aforementioned issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act.  The offering was conducted by management of the Company.  No sales commissions or finders’ fees were paid by us or anyone else, other than the aforementioned 1,000,000 common shares.  The shares of common stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold absent registration or an applicable exemption from the registration requirements.

Item 5.	Other Information

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest. The entire outstanding amount of $260,000 became fully due and payable on December 31, 2011. The note is currently in default.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	March 20, 2012	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

