Form 10-Q
period 2012-04-30
Trans-Pacific Aerospace Company, Inc.
filed 2012-06-19
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 7, 2012, the registrant had 70,211,946 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

i

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Balance Sheets

	April 30,	October 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$67,358	$36,876
Due from Godfrey (China) Ltd - related party	12,000	—
Prepaid expenses	3,960	1,584
Total current assets	83,318	38,460

Non-Current assets
Office equipment, net of accumulated depreciation of $899 and $593 at April 30, 2012 and October 31, 2011, respectively	4,383	3,017
Security deposit	1,584	1,584
Total non-current assets	5,967	4,601

Total assets	$89,285	$43,061

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$60,000	$68,319
Income taxes payable	1,629	1,629
Accrued salary and payroll taxes	256,132	151,247
Due to Godfrey (China) Ltd - related party	—	30,000
Accrued interest payable	5,263	5,263
Convertible note payable	260,000	260,000
Total current liabilities	583,024	516,458

Total liabilities	583,024	516,458

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2012 and October 31, 2011	—	—
Common stock, par value $0.001, 150,000,000 shares authorized,70,211,946 shares issued and outstanding at April 30, 2012 and 54,169,244 shares issued and outstanding at October 31, 2011	70,212	54,169
Additional paid-in capital	9,282,381	8,204,875
Common stock to be issued	62,989	198,000
Deficit accumulated during the development stage	(9,909,321)	(8,930,441)

Total stockholders' (deficit)	(493,739)	(473,397)

Total liabilities and stockholders' (deficit)	$89,285	$43,061

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Months ended April 30,		For the Six Months ended April 30,		Cumulative from Inception (June 5, 2007) to April 30,
	2012	2011	2012	2011	2012
Operating expenses
Professional fees	$49,511	$88,868	$73,198	$180,452	$685,964
Consulting	26,250	—	26,250	2,500	290,250
Other general and administrative	286,236	255,257	866,790	858,654	5,817,033

Total operating expenses	361,997	344,125	966,238	1,041,606	6,793,247

Operating loss from continuing operations	(361,997)	(344,125)	(966,238)	(1,041,606)	(6,793,247)

Impairment of goodwill	—	—	—	—	(2,469,404)
Loss on induced debt conversion	—	—	—	(55,000)	(55,000)
Interest expense, net	(4,550)	(25,925)	(9,100)	(54,018)	(371,608)

Net loss from continuing operations	$(366,547)	$(370,050)	$(975,338)	$(1,150,624)	$(9,689,259)

Discontinued operations
Net gain (loss) from discontinued operations	—	—	—	—	(213,194)

Loss before income taxes	(366,547)	(370,050)	(975,338)	(1,150,624)	(9,902,453)

Income taxes	(3,542)	—	(3,542)	—	(6,868)

Net Loss	(370,089)	(370,050)	(978,880)	(1,150,624)	(9,909,321)

Basic and dilutive net loss from operations per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	67,159,878	40,793,341	63,126,151	38,272,562

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock To Be	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Stage	Total
Inception, June 5, 2007	—	$—	$—	$—	$—	$—

Common stock issued for cash	13,140,000	13,140	253,161	—	—	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	—	—	90,000

Net loss from continuing operations for the year ended October 31, 2007	—	—	—	—	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$—	$(13,363)	$342,938

Net loss from continuing operations for the year ended October 31, 2008	—	—	—	—	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$—	$(61,260)	$295,041

Common stock retired	(5,250,000)	(5,250)	5,250	—	—	—

Common stock issued for services	550,000	550	378,950	—	—	379,500

Common stock issued for cash	52,083	52	24,930	—	—	24,982

Net loss from continuing operations for the year ended October 31, 2009	—	—	—	—	(606,809)	(606,809)

Net loss from discontinued operations for the year ended October 31, 2009	—	—	—	—	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$—	$(951,206)	$(190,423)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

(continued)

	Common Stock		Additional Paid-In	Common Stock To Be	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Stage	Total
Balances, October 31, 2009	11,192,083	$11,192	$749,591	$—	$(951,206)	$(190,423)

Common stock issued for cash	3,091,700	3,092	226,890	—	—	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	—	—	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	—	—	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	—	—	113,947

Common stock issued for services	3,250,000	3,250	803,871	—	—	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	—	—	1,992,000

Beneficial conversion feature of convertible note payable	—	—	216,455	—	—	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	—	—	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	—	—	127,600

Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	—	—	294,185

Contributed capital, from Godfrey	—	—	50,380	—	—	50,380

Amortization of stock options	—	—	18,051	—	—	18,051

Common stock to be issued for services	—	—	—	165,000	—	165,000

Net loss from continuing operations for the year ended October 31, 2010	—	—	—	—	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	33,200	5,339,451	165,000	(5,886,290)	(348,639)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

(continued)

	Common Stock		Additional Paid-In	Common Stock To Be	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Stage	Total
Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)

Common stock issued for cash	10,869,000	10,869	560,177	—	—	571,046

Common stock issued in lieu of finders fees	848,000	848	(848)

Common stock issued for Board of Directors services	3,000,000	3,000	507,000	—	—	510,000

Common stock issued for services & compensation	3,338,000	3,338	287,662	—	—	291,000

Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	—	—	88,855

Additional paid in capital from induced debt conversion	—	—	55,000	—	—	55,000

Amortization of stock options	—	—	1,333,467	—	—	1,333,467

Common stock to be issued for services	—	—	—	33,000	—	33,000

Common stock retired/cancelled	(150,000)	(150)	150	—	—	—

Contribution of officer salaries	—	—	37,025	—	—	37,025

Net loss from continuing operations for the year ended October 31, 2011	—	—	—	—	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$(8,930,441)	$(473,397)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

(continued)

	Common Stock		Additional Paid-In	Common Stock To Be	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Stage	Total

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$(8,930,441)	$(473,397)

Common stock issued for cash	10,167,702	10,168	379,432	—	—	389,600

Common stock issued in lieu of finders fees	1,000,000	1,000	(1,000)	—	—	—

Common stock issued for Board of Directors services	3,500,000	3,500	346,500	—	—	350,000

Common stock issued for services & compensation	1,375,000	1,375	162,240	(135,011)	—	28,604

Amortization of stock options	—	—	181,234	—	—	181,234

Imputed interest	—	—	9,100	—	—	9,100

Net loss from continuing operations for the six months ended April 30, 2012	—	—	—	—	(978,880)	(978,880)

Balances, April 30, 2012 (Unaudited)	70,211,946	$70,212	$9,282,381	$62,989	$(9,909,321)	$(493,739)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	Six Months Ended April 30		Cumulative from Inception (June 5, 2007) to April 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss from continuing operations	$(978,880)	$(1,150,624)	(9,696,127)
Gain (loss) from discontinued operations	—	—	(213,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	559,838	667,199	4,926,044
Amortization of debt discount	—	51,880	236,787
Imputed interest expense	9,100	—	9,100
Loss on induced debt conversion	—	55,000	55,000
Gain on disposal of discontinued assets	—	—	(115,528)
Loss from impairment of goodwill	—	—	2,469,404
Depreciation expense	306	287	18,399
Loss from settlement with common stock	—	—	22,460
Impairment of fixed assets	—	—	82,500
Impairment of oil & gas interests	—	—	190,000
Contribution of officer salaries	—	—	37,025
Change in operating assets and liabilities:
Prepaid expenses	(2,376)	(1,584)	(3,960)
Security deposit	—	—	(1,584)
Due from Godfrey (China) Ltd	(12,000)		(12,000)
Due to Godfrey (China) Ltd	(30,000)	—	50,380
Accounts payable and accrued expenses	(8,319)	(3,347)	200,380
Income taxes payable	—	—	1,629
Accounts payable - related party	—	(4,379)	(4,379)
Accrued salary and payroll taxes	104,885	54,188	361,133
Accrued interest payable	—	4,776	125,508
Net cash used in operating activities	(357,446)	(326,604)	(1,261,023)

Cash flows from investing activities
Sale of equipment	—	—	82,500
Notes receivable	—	—	(26,000)
Purchase of equipment	(1,672)	(3,610)	(105,282)
Oil & gas working interest	—	—	(100,000)
Net cash used in investing activities	(1,672)	(3,610)	(148,782)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

(continued)

	Six Months Ended April 30,		Cumulative from Inception (June 5, 2007) to April 30,
	2012	2011	2012
Cash flows from financing activities:
Common stock issued / to be issued for cash	389,600	348,000	1,477,163

Net cash provided by financing activities	389,600	348,000	1,477,163

Net increase / decrease in cash	30,482	17,786	67,358
Cash, beginning of the period	36,876	58,620	—

Cash, end of the period	$67,358	$76,406	$67,358

Supplemental cash flow disclosure:
Interest paid	$—	$—	$—
Income taxes paid	$3,542	$—	$5,239

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$—	$—	$136,000
Common stock issued for payment on outstanding wages	$—	$—	$105,000
Common stock issued for conversion of notes payable	$—	$61,256	$216,455
Common stock issued for finders fees	$1,000	$688	$1,848
Retirement of common shares	$—	$—	$5,400
Acquisition of oil and gas properties in exchange for note payable	$—	$—	$1,000,000
Acquisition of tooling assets	$—	$—	$82,500
Acquisition of intellectual property	$—	$—	$2,469,404
Beneficial conversion feature of convertible note payable	$—	$—	$216,455

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

April 30, 2012

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $978,880 during the six months ended April 30, 2012, and an accumulated deficit of $9,909,321 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset. The asset has been determined to be fully impaired with no value being shown on the balance sheet. Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment. Losses are only recognized to the extent of the Company’s investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income. At April 30, 2012 there were suspended losses of $569,711. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at April 30, 2012 or October 31, 2011.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at April 30, 2012
	Carrying
	Value
	April 30,
	2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$—	$—	$260,000

		Fair Value Measurements at October 31, 2011
	Carrying
	Value
	October 31,
	2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$—	$—	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of April 30, 2012 and October 31, 2011 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at April 30, 2012 and October 31, 2011.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of April 30, 2012, the useful lives of the office equipment ranged from five years to seven years.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $9,909,261. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 18,000,000 shares outstanding as of April 30, 2012 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Six Months Ended April 30,
	2012	2011

Net loss from operations	$(978,880)	$(1,150,624)

Basic and diluted net loss from operations per share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	63,126,151	38,272,562

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

NOTE 3 – ACQUISITION OF INTANGIBLE ASSETS

On February 1, 2010, the Company completed its acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”). The transaction was structured as a business combination in exchange for:

—	8,000,000 shares of the Company’s common stock.
—	A Series A common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The Series A warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015.
—	A Series B common stock purchase warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Series B warrant becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018.
—	The assumption by the Company of $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. Debt discount expense totaled $9,394 for the year ended October 31, 2010. See Note 8 for further discussion.
—	The assumption by the Company of $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer. See Note 6 and 8 for further discussion.
—	Cancellation of $26,000 of HAC's secured promissory notes due to the Company.

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market. In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3). Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”. Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired. At April 30, 2012 there were suspended losses of $569,711.

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

During the three months ended April 30, 2012, the Company transferred a total of $42,000 to Godfrey for its cash flow needs. As at April 30, 2012, the amount due from Godfrey was $12,000. As of October 31, 2011, the amount due to Godfrey was $30,000.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.0859, was $171,888. For the six months ended April 30, 2012, $28,648 was amortized as stock based compensation.

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

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. As of April 30, 2012, the total accrued salaries owed to Mr. McKay were $240,000.

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

Minimum annual rentals for the above lease are as follows:

2012 and thereafter	$ 5,544

NOTE 8 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At April 30, 2012 and October 31, 2011, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At April 30, 2012 and October 31, 2011, there were 70,211,946 and 54,169,244 shares issued and outstanding, respectively.

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

On February 10, 2012, the Company issued 375,000 shares of common stock to its advisory board member for services. The shares were valued at $26,250 based on the closing stock price on the date of the restricted stock grant.

During the six months ended April 30, 2012, the Company entered into various purchase agreements with accredited investors for the sale of 10,167,702 shares of its common stock at a price of $0.05 and $0.0363 per share. Cash of $389,600 was received during the six months ended April 30, 2012.

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

Using the Black-Scholes Pricing Model, for the six months ended April 30, 2012 and 2011, $152,586 and $151,199, respectively, were amortized as stock based compensation in connection with the stock option grants above.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the six months ended April 30, 2012, $28,648 was amortized as stock based compensation.

No additional options were granted, cancelled, exercised, or expired during the six months ended April 30, 2012.

NOTE 9 – SUBSEQUENT EVENTS

Events subsequent to April, 2012 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  As of the date of this report, no such events occurred.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey (China) Limited’s successful qualification of its production facilities; Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements and results of operations; the further approvals of regulatory authorities; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions. These and other factors that may affect our financial results are discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2011 filed with the Securities and Exchange Commission on February 13, 2012. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings. We own 25% of the capital stock of Godfrey. Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey. We expect Godfrey to complete the testing and qualification of its initial line of bearings in the late third or early fourth quarter of 2012 and commence manufacturing operations in the fourth quarter of 2012.  We expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the fourth quarter of 2012.

Results of Operations

Three Months Ended April 30, 2012 and 2011

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2012, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the three months ended April 30, 2012, we incurred $361,997 of operating expenses compared to $344,125 during the three months ended April 30, 2011.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The operating expenses remained consistent in the three months ended April 30, 2012 compared to the same period in fiscal 2011. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the three months ended April 30, 2012, we incurred a net loss from operations of $370,089, which is consistent comparing to a net loss from operations of $370,050 during the comparable prior year period.

Six Months Ended April 30, 2012 and 2011

During the six months ended April 30, 2012, we incurred $966,238 of operating expenses compared to $1,041,606 during the six months ended April 30, 2011.  The decrease in operating expenses from the six months ended April 30, 2011 to the comparable period in 2012 was primarily due to a decrease of $107,254 in professional fees.

During the six months ended April 30, 2012, we incurred a net loss from continuing operations of $978,880 compared to a net loss from continuing operations of $1,150,624 during the comparable prior year period.  The decrease in our net loss during the six months ended April 30, 2012 was attributable primarily to a decrease in professional fees, loss on induced debt conversion and interest expenses. In fiscal 2011, a $55,000 non-cash expense was incurred in the first fiscal quarter of 2011 as a result of a beneficial conversion feature contained in a convertible promissory note issued by us in 2010. We did not such expenses in fiscal 2012.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2012, we had total assets of $77,285 and a working capital deficit of $499,706.  Since April 30, 2012, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2012 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2012.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On July 1, 2011, a Complaint was filed in the Superior Court of the State of California, in Orange County, California, by Trans-Pacific Aerospace Company, Inc. and one of our shareholders, Harbin Aerospace Company, LLC, against Monarch Bay Associates, LLC, a FINRA member firm, and certain of its officers, employees and affiliates, including David Walters, Keith Moore, Mathew Szot, and Cardiff Partners, LLC (“Defendants”). The Complaint alleges that Monarch Bay Associates entered into investment banking agreements initially with Harbin Aerospace and then subsequently with Trans-Pacific Aerospace, based upon certain misrepresentations and omissions of material fact by Monarch Bay and its principals, David Walters and Keith Moore. The Complaint further alleges that Monarch Bay, Walters, Moore, and Szot breached their fiduciary duties owed to Trans-Pacific Aerospace and Harbin Aerospace and otherwise engaged in acts of securities and common law fraud, professional negligence, and unlawful practices under the California Business and Professions Code. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) the rescission of certain material agreements entered into between Trans-Pacific Aerospace or Harbin Aerospace, on the one hand, and the Defendants, on the other, and (iii) the Defendants return of all cash and stock-based compensation received from either Trans-Pacific Aerospace or Harbin Aerospace in breach of the defendants’ fiduciary duties or applicable law. David Walters and Keith Moore are former members of the board of directors of Trans-Pacific Aerospace, and Walters and Mathew Szot are former executive officers of Trans-Pacific Aerospace. The Defendants as a group are believed to own in excess of 9% of the issued and outstanding common shares of Trans-Pacific Aerospace.

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

During the three months ended April 30, 2012, we entered into various purchase agreements with accredited investors for the sale of 3,542,702 shares of our common stock at a prices of $0.0363 per share. Cash of $128,600 was received during the three months ended April 30, 2012.

On February 10, 2012, the Company issued 375,000 common shares to the Company’s advisory board member for services.

The aforementioned issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act.  The offering was conducted by management of the Company.  No sales commissions or finders’ fees were paid by us or anyone else.  The shares of common stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold absent registration or an applicable exemption from the registration requirements.

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

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	June 19, 2012	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

