Form 10-Q
period 2012-07-31
Trans-Pacific Aerospace Company, Inc.
filed 2012-09-14
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

As of September 10, 2012, the registrant had 73,367,389 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

i

 TRANS-PACIFIC AEROSPACE COMPANY, INC.

 (A Development Stage Company)

 Balance Sheets

	July 31,	October 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,337	$36,876
Due from Godfrey (China) Ltd - related party	$12,100	$–
Prepaid expenses	1,584	1,584
Total current assets	54,021	38,460

Non-Current assets
Office equipment, net of accumulated depreciation of $1,052 and $593 at July 31, 2012 and October 31, 2011, respectively	4,230	3,017
Security deposit	1,584	1,584
Total non-current assets	5,814	4,601

Total assets	$59,835	$43,061

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$80,515	$68,319
Income taxes payable	1,629	1,629
Accrued salary and payroll taxes	304,574	151,247
Due to Godfrey (China) Ltd - related party	–	30,000
Accrued interest payable	5,263	5,263
Convertible note payable	260,000	260,000
Total current liabilities	651,981	516,458

Total liabilities	651,981	516,458

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at July 31, 2012 and October 31, 2011	–	–
Common stock, par value $0.001, 150,000,000 shares authorized, 71,341,424 shares issued and outstanding at July 31, 2012 and 54,169,244 shares issued and outstanding at October 31, 2011	71,341	54,169
Additional paid-in capital	9,417,419	8,204,875
Common stock to be issued	92,989	198,000
Deficit accumulated during the development stage	(10,173,895)	(8,930,441)

Total stockholders' (deficit)	(592,146)	(473,397)

Total liabilities and stockholders' (deficit)	$59,835	$43,061

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Months ended July 31,		For the Nine Months ended July 31		Cumulative from Inception (June 5, 2007) to July 31,
	2012	2011	2012	2011	2012

Operating expenses
Professional fees	$19,106	$62,719	$92,304	$243,171	$705,070
Consulting	–	–	26,250	2,500	290,250
Other general and administrative	240,915	265,605	1,107,705	1,124,259	6,057,948

Total operating expenses	260,021	328,324	1,226,259	1,369,930	7,053,268

Operating loss from continuing operations	(260,021)	(328,324)	(1,226,259)	(1,369,930)	(7,053,268)

Impairment of goodwill	–	–	–	–	(2,469,404)
Loss on induced debt conversion	–	–	–	(55,000)	(55,000)
Interest expense, net	(4,550)	(8,205)	(13,650)	(62,223)	(376,158)

Net loss from continuing operations	$(264,571)	$(336,529)	$(1,239,909)	$(1,487,153)	$(9,953,830)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	–	–	(213,194)

Loss before income taxes	(264,571)	(336,529)	(1,239,909)	(1,487,153)	(10,167,024)

Income taxes	(3)	–	(3,545)	–	(6,871)

Net Loss	(264,574)	(336,529)	(1,243,454)	(1,487,153)	(10,173,895)

Basic and dilutive net loss from operations
per share	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	70,537,734	46,695,872	65,614,712	41,111,186

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock To Be	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Stage	Total

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$–	$(951,206)	$(190,423)
Common stock issued for cash	3,091,700	3,092	226,890	–	–	229,982
Common stock issued for Board of Directors services	600,000	600	126,900	–	–	127,500
Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	–	–	529,688
Common stock issued for payment on outstanding liabilities	558,340	558	113,389	–	–	113,947
Common stock issued for services	3,250,000	3,250	803,871	–	–	807,121
Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	–	–	1,992,000
Beneficial conversion feature of convertible note payable	–	–	216,455	–	–	216,455
Common stock issued for acquisition of tooling asset	328,000	328	104,632	–	–	104,960
Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	–	–	127,600
Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	–	–	294,185
Contributed capital, from Godfrey	–	–	50,380	–	–	50,380
Amortization of stock options	–	–	18,051	–	–	18,051
Common stock to be issued for services	–	–	–	165,000	–	165,000
Net loss from continuing operations for the year ended October 31, 2010	–	–	–	–	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)
Common stock issued for cash	10,869,000	10,869	560,177	–	–	571,046
Common stock issued in lieu of finders fees	848,000	848	(848)	–	–	–
Common stock issued for Board of Directors services	3,000,000	3,000	507,000	–	–	510,000
Common stock issued for services & compensation	3,338,000	3,338	287,662	–	–	291,000
Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	–	–	88,855
Additional paid in capital from induced debt conversion	–	–	55,000	–	–	55,000
Amortization of stock options	–	–	1,333,467	–	–	1,333,467
Common stock to be issued for services	–	–	–	33,000	–	33,000
Common stock retired/cancelled	(150,000)	(150)	150	–	–	–
Contribution of officer salaries	–	–	37,025	–	–	37,025
Net loss from continuing operations for the year ended October 31, 2011	–	–	–	–	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$(8,930,441)	$(473,397)
Common stock issued for cash	11,297,180	11,297	419,303	30,000	–	460,600
Common stock issued in lieu of finders fees	1,000,000	1,000	(1,000)	–	–	–
Common stock issued for Board of Directors services	3,500,000	3,500	346,500	–	–	350,000
Common stock issued for services & compensation	1,375,000	1,375	162,240	(135,011)	–	28,604
Amortization of stock options	–	–	271,851	–	–	271,851
Imputed interest	–	–	13,650	–	–	13,650
Net loss from continuing operations for the nine months ended July 31, 2012	–	–	–	–	(1,243,454)	(1,243,454)

Balances, July 31, 2012 (Unaudited)	71,341,424	$71,341	$9,417,419	$92,989	$(10,173,895)	$(592,146)

 See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

 (A Development Stage Company)

 Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,		Cumulative from Inception (June 5, 2007)
	2012	2011	to July 31, 2012
Cash flows from operating activities:
Net loss from continuing operations	$(1,243,454)	$(1,487,153)	(9,960,701)
Gain (loss) from discontinued operations	–	–	(213,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	650,455	776,491	5,016,661
Amortization of debt discount	–	59,284	236,787
Imputed interest expense	13,650	–	13,650
Loss on induced debt conversion	–	55,000	55,000
Gain on disposal of discontinued assets	–	–	(115,528)
Loss from impairment of goodwill	–	–	2,469,404
Depreciation expense	459	440	18,552
Loss from settlement with common stock	–	–	22,460
Impairment of fixed assets	–	–	82,500
Impairment of oil & gas interests	–	–	190,000
Contribution of officer salaries	–	–	37,025
Change in operating assets and liabilities:
Prepaid expenses	–	(3,960)	(1,584)
Security deposit	–	(1,584)	(1,584)
Due from Godfrey (China) Ltd	(12,100)	–	(12,100)
Due to Godfrey (China) Ltd	(30,000)	–	50,380
Accounts payable and accrued expenses	12,196	7,539	220,895
Income taxes payable	–	1,629	1,629
Accounts payable - related party	–	(4,379)	(4,379)
Accrued salary and payroll taxes	153,327	70,098	409,575
Accrued interest payable	–	5,263	125,508
Net cash used in operating activities	(455,467)	(521,332)	(1,359,044)

Cash flows from investing activities
Sale of equipment	–	–	82,500
Notes receivable	–	–	(26,000)
Purchase of equipment	(1,672)	(3,610)	(105,282)
Oil & gas working interest	–	–	(100,000)
Net cash used in investing activities	(1,672)	(3,610)	(148,782)

Cash flows from financing activities:
Common stock issued / to be issued for cash	460,600	498,500	1,548,163

Net cash provided by financing activities	460,600	498,500	1,548,163

Net increase / decrease in cash	3,461	(26,442)	40,337
Cash, beginning of the period	36,876	58,620	–

Cash, end of the period	$40,337	$32,178	$40,337

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$3,545	$–	$5,242

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$–	$–	$136,000
Common stock issued for payment on outstanding wages	$–	$–	$105,000
Common stock issued for conversion of notes payable	$–	$61,256	$216,455
Common stock issued for finders fees	$1,000	$838	$1,848
Retirement of common shares	$–	$–	$5,400
Acquisition of oil and gas properties in exchange or note payable	$–	$–	$1,000,000
Acquisition of tooling assets	$–	$–	$82,500
Acquisition of intellectual property	$–	$–	$2,469,404
Beneficial conversion feature of convertible note payable	$–	$–	$216,455

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

July 31, 2012

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $1,243,454 during the nine months ended July 31, 2012, and an accumulated deficit of $10,173,895 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

Management’s plans to continue as a going concern include raising additional capital through sales of common stock and/or a debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset. The asset has been determined to be fully impaired with no value being shown on the balance sheet. Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment. Losses are only recognized to the extent of the Company’s investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income. At July 31, 2012 there were suspended losses of $579,967. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at July 31, 2012 or October 31, 2011.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		July 31, 2012
	Carrying
	Value
	July 31,
	2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		October 31, 2011
	Carrying
	Value
	October 31,
	2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of July 31, 2012 and October 31, 2011 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at July 31, 2012 and October 31, 2011.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of July 31, 2012, the useful lives of the office equipment ranged from five years to seven years.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $10,172,895. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 18,000,000 shares outstanding as of July 31, 2012 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Nine Months Ended July 31,
	2012	2011

Net loss from operations	$(1,243,454)	$(1,487,153)

Basic and diluted net loss from operations per share	$(0.02)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	65,614,712	41,111,186

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
F-10

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
$–

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market. In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3). Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”. Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired. At July 31, 2012 there were suspended losses of $579,967.

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

During the three months ended April 30, 2012, the Company transferred a total of $42,000 to Godfrey for its cash flow needs. As at July 31, 2012, the amount due from Godfrey was $12,100. As of October 31, 2011, the amount due to Godfrey was $30,000.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.10 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.0859, was $171,888. For the nine months ended July 31, 2012, $42,972 was amortized as stock based compensation.

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

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. As of July 31, 2012, the total accrued salaries owed to Mr. McKay were $285,000.

Legal Proceedings

On July 1, 2011, a Complaint was filed in the Superior Court of the State of California, in Orange County, California, by Trans-Pacific Aerospace Company, Inc. and one of its shareholders, Harbin Aerospace Company, LLC, against Monarch Bay Associates, LLC, a FINRA member firm, and certain of its officers, employees and affiliates, including David Walters, Keith Moore, Mathew Szot, and Cardiff Partners, LLC (“Defendants”). The Complaint alleges that Monarch Bay Associates entered into investment banking agreements, initially with Harbin Aerospace and then subsequently with Trans-Pacific Aerospace, based upon certain misrepresentations and omissions of material fact by Monarch Bay and its principals, David Walters and Keith Moore. The Complaint further alleges that Monarch Bay, Walters, Moore, and Szot breached their fiduciary duties owed to Trans-Pacific Aerospace and Harbin Aerospace and otherwise engaged in acts of securities and common law fraud, professional negligence, and unlawful practices under the California Business and Professions Code. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) the rescission of certain material agreements entered into between Trans-Pacific Aerospace or Harbin Aerospace, on the one hand, and the Defendants, on the other, and (iii) the Defendants return of all cash and stock-based compensation received from either Trans-Pacific Aerospace or Harbin Aerospace in breach of the defendants’ fiduciary duties or applicable law. David Walters and Keith Moore are former members of the board of directors of Trans-Pacific Aerospace, and Walters and Mathew Szot are former executive officers of Trans-Pacific Aerospace. The Defendants as a group are believed to own in excess of 8% of the issued and outstanding common shares of Trans-Pacific Aerospace.

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

On December 5, 2011, the Defendants filed a First Amended Cross-Complaint against the Company and Harbin Aerospace for declaratory relief, breach of contract, specific performance, and indemnity, alleging that the claims of the Company and Harbin were released pursuant to the aforementioned settlement agreement. The Company and Harbin have filed an Answer to the First Amended Cross-Complaint denying the allegations and setting forth affirmative defenses. The Company and Harbin believe that the allegations contained within this First Amended Cross-Complaint are meritless. The trial is currently set for February 2013.

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

Minimum annual rentals for the above lease are as follows:

2012 and thereafter	$ 3,168

NOTE 8 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At July 31, 2012 and October 31, 2011, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At July 31, 2012 and October 31, 2011, there were 71,341,424 and 54,169,244 shares issued and outstanding, respectively.

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

On April 15, 2011, the Company entered into various stock purchase agreements with accredited investors for the sale of 1,300,000 shares of its common stock at a purchase price of $0.05 per share. The sale closed and cash of $65,000 was received on April 15, 2011.

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

During the nine months ended July 31, 2012, the Company entered into various purchase agreements with accredited investors for the sale of 11,297,180 shares of its common stock at a price of $0.05 and $0.0363 per share. Cash of $430,600 was received during the nine months ended July 31, 2012.

In June and July 2012, the Company entered into various purchase agreements with accredited investors for the sale of 800,965 shares of its common stock at a price of $0.04 and $0.0363 per share. Cash of $30,000 was received in July 2012 and the amount was recorded as common stock payable as of July 31, 2012.

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

Using the Black-Scholes Pricing Model, for the nine months ended July 31, 2012 and 2011, $228,879 and $228,877, respectively, were amortized as stock based compensation in connection with the stock option grants above.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the nine months ended July 31, 2012, $42,972 was amortized as stock based compensation.

No additional options were granted, cancelled, exercised, or expired during the nine months ended July 31, 2012.

NOTE 9 – SUBSEQUENT EVENTS

Events subsequent to July 31, 2012 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following events occurred since July 31, 2012:

•	In June and July 2012, the Company entered into various purchase agreements with accredited investors for the sale of 800,965 shares of its common stock at a price of $0.04 and $0.0363 per share. Cash of $30,000 was received in July 2012 and the shares were issued in August 2012. In connection with one of the purchase agreements, the Company issued 25,000 shares of its common stock to a shareholder as finders fee.

•	In August 2012, the Company issued 200,000 shares of its common stock to a consultant in exchange for accounting services valued at $12,000.

•	In September 2012, the Company entered into a purchase agreement with an accredited investor for the sale of 1,000,000 shares of its common stock at a price of $0.0363 per share. Cash of $36,300 was received and the shares were issued on September 7, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings. We own 25% of the capital stock of Godfrey. Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey. We expect Godfrey to complete the testing and qualification of its initial line of bearings in the last quarter of 2012 and commence manufacturing operations in the first quarter of 2013.  We expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the second quarter of 2013.

Results of Operations

Three Months Ended July 31, 2012 and 2011

We have not commenced revenue producing operations and do not expect to until the second quarter of 2013, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the three months ended July 31, 2012, we incurred $260,021 of operating expenses compared to $328,324 during the three months ended July 31, 2011.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The decrease in operating expenses for the three months ended July 31, 2012 compared to the same period in fiscal 2011 was primarily resulted from cost control efforts made by the Management. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the three months ended July 31, 2012 and 2011, we incurred a net loss from continuing operations of $264,574 and $336,529, respectively. The decrease was primarily resulted from cost control efforts made by the Management.

Nine Months Ended July 31, 2012 and 2011

During the nine months ended July 31, 2012, we incurred $1,226,259 of operating expenses compared to $1,369,930 during the nine months ended July 31, 2011.  The decrease in operating expenses from the nine months ended July 31, 2011 to the comparable period in 2012 was primarily due to a decrease of $150,867 in professional fees resulting from Management’s cost control efforts.

During the nine months ended July 31, 2012, we incurred a net loss from continuing operations of $1,243,454 compared to a net loss from continuing operations of $1,487,153 during the comparable prior year period.  The decrease in our net loss during the nine months ended July 31, 2012 was attributable primarily to a decrease in professional fees, loss on induced debt conversion, and interest expenses. In fiscal 2011, a $55,000 non-cash expense was incurred in the first fiscal quarter of 2011 as a result of a beneficial conversion feature contained in a convertible promissory note issued by us in 2010. We did not incur such expenses in fiscal 2012.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2012, we had total assets of $59,835 and a working capital deficit of $597,960.  Since July 31, 2012, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of July 31, 2012 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2012.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On July 1, 2011, a Complaint was filed in the Superior Court of the State of California, in Orange County, California, by Trans-Pacific Aerospace Company, Inc. and one of our shareholders, Harbin Aerospace Company, LLC, against Monarch Bay Associates, LLC, a FINRA member firm, and certain of its officers, employees and affiliates, including David Walters, Keith Moore, Mathew Szot, and Cardiff Partners, LLC (“Defendants”). The Complaint alleges that Monarch Bay Associates entered into investment banking agreements initially with Harbin Aerospace and then subsequently with Trans-Pacific Aerospace, based upon certain misrepresentations and omissions of material fact by Monarch Bay and its principals, David Walters and Keith Moore. The Complaint further alleges that Monarch Bay, Walters, Moore, and Szot breached their fiduciary duties owed to Trans-Pacific Aerospace and Harbin Aerospace and otherwise engaged in acts of securities and common law fraud, professional negligence, and unlawful practices under the California Business and Professions Code. The Complaint seeks, among other things, (i) general and special damages in an amount to be proven at trial; (ii) the rescission of certain material agreements entered into between Trans-Pacific Aerospace or Harbin Aerospace, on the one hand, and the Defendants, on the other, and (iii) the Defendants return of all cash and stock-based compensation received from either Trans-Pacific Aerospace or Harbin Aerospace in breach of the defendants’ fiduciary duties or applicable law. David Walters and Keith Moore are former members of the board of directors of Trans-Pacific Aerospace, and Walters and Mathew Szot are former executive officers of Trans-Pacific Aerospace. The Defendants as a group are believed to own in excess of 8% of the issued and outstanding common shares of Trans-Pacific Aerospace.

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

On December 5, 2011, the Defendants filed a First Amended Cross-Complaint against the Company and Harbin Aerospace for declaratory relief, breach of contract, specific performance, and indemnity, alleging that the claims of the Company and Harbin were released pursuant to the aforementioned settlement agreement. The Company and Harbin have filed an Answer to the First Amended Cross-Complaint denying the allegations and setting forth affirmative defenses. The Company and Harbin believe that the allegations contained within this First Amended Cross-Complaint are meritless. The trial is currently set for February 2013.

The Company and Harbin intend to vigorously prosecute their claims against the Defendants and defend against the Defendants’ cross-claims.

As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2012, we entered into various purchase agreements with accredited investors for the sale of 1,930,443 shares of our common stock at a prices of $0.04 and $0.0363 per share. Cash of $71,000 was received and 1,129,478 shares were issued during the three months ended July 31, 2012. The remaining 800,965 shares were issued in August 2012. In connection with one of the purchase agreements, in August 2012, the Company issued 25,000 shares of its common stock to a shareholder as finders fee.

In August 2012, the Company issued 200,000 shares of its common stock to a consultant in exchange for accounting services valued at $12,000.

In September 2012, the Company entered into a purchase agreement with an accredited investor for the sale of 1,000,000 shares of its common stock at a price of $0.0363 per share. Cash of $36,300 was received and the shares were issued on September 7, 2012.

The aforementioned issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder.  All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act.  The offering was conducted by management of the Company.  No sales commissions or finders’ fees were paid by us or anyone else, other than the aforementioned 25,000 common shares. The shares of common stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold absent registration or an applicable exemption from the registration requirements.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	September 14, 2012	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

