Form 10-K
period 2012-10-31
Trans-Pacific Aerospace Company, Inc.
filed 2013-02-14
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,038,922

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 78,640,659 shares as of February 1, 2013.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey. Navel Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of Godfrey’s initial line of bearings. Godfrey expects to receive final approval from NAVAIR in the second quarter of 2013 and commence manufacturing operations in the third quarter of 2013.  We expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the fourth quarter of 2013.

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

In September 2010, Godfrey opened a production facility in Guangzhou, China. As of the date of this report, the facility is undergoing the qualification process for approval by the United States Navy.  If approved, the Guangzhou facility will be placed on the Society of Automotive Engineers (SAE) Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong, would be the first facility in China qualified for the production of SAE-AS81820, 81934 and 81935 spherical bearings, bushings and rod end bearings.   We currently expect that the Guangzhou facility will complete the qualification process in the second quarter of 2013.  The current schedule would enable the Guangzhou facility to commence commercial deliveries in the fourth quarter of 2013.

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

Manufacturing and Operations

We have not commenced commercial manufacture of our products.  Our initial operations have focused on the Chinese bearings market and will be conducted in partnership with Godfrey (China) Limited, a Hong Kong corporation located in Guangzhou, China.  In September 2010, Godfrey opened a production facility in Guangzhou, China.  As of the date of this report, the facility is undergoing the qualification process for approval by the United States Navy.  If approved, the Guangzhou facility will be placed on SAE Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.   We currently expect that the Guangzhou facility will complete the qualification process in the second quarter of 2013.  The current schedule would enable the Guangzhou facility to commence commercial deliveries in the fourth quarter of 2013.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for noncompliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2013.

Employees

As of the date of this report, we have one employee.  We expect to add additional employees in fiscal 2013 subject to Godfrey’s commencement of manufacturing operations.

Company History

We were initially incorporated in the State of Nevada in June 2007, as Gas Salvage Corp., for the purpose of engaging in the exploration and development of oil and gas.  In July 2008, we changed our corporate name to Pinnacle Energy Corp. and from July 2007 through February 2010 we focused on the acquisition and development of oil and gas resources.

In the first quarter of 2010, our board of directors approved a change in our business model whereby we would divest our oil and gas properties and acquire the aircraft component part design, engineering and manufacturing business of Harbin Aerospace Company, LLC.  The transaction closed on February 1, 2010 and was structured as our acquisition of the assets of Harbin in exchange for our:

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

William McKay, who was appointed as our chief executive officer and director upon the consummation of the asset acquisition, was the chief executive officer of Harbin and his wife, Nikki Lynn McKay, is the sole member of Harbin.  As part of the acquisition, we assumed $200,000 of obligations under a note payable, plus $11,737 of accrued interest, held by the mother-in-law of Mr. McKay.  The note bears interest at 7% per annum and all principal and interest was due and payable on March 31, 2011.  On June 4, 2010, we entered into an amended and restated convertible promissory note with holder, pursuant to which all principal and interest under the note  was convertible at $0.058 per share and the term of the note was extended to June 3, 2011.  In June 2010, we issued 2,200,000 shares of our common stock to the holder upon conversion of $127,600 of principal under the note. On November 22, 2010 the note was further amended, reducing the fixed conversion price to $.029 per share. During the year ended October 31, 2011, we issued 3,063,958 shares of common stock to the note holder valued at $.029 per the agreement as a full payment of the note payable pursuant to conversion requests.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2012 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Our business is capital intensive and we will need additional capital to execute our business plan and fund operations, and we may not be able to obtain such capital on acceptable terms or at all.   As of October 31, 2012, we had total assets of $24,463 and a working capital deficit of $359,975.  Since October 31, 2012, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2012 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Godfrey may not be able complete the product qualification process and commencement of manufacturing operations by our estimated dates, or at all.   In September 2010, Godfrey (China) Limited opened a production facility in Guangzhou, China.  As of the date of this report, the facility is undergoing the qualification process for approval by the United States Navy.  We currently expect that the Guangzhou facility will complete the qualification process in the second quarter of 2013, in which case we expect it will commence commercial manufacturing operations in the third quarter of 2013.  However, no assurance can be given that Godfrey will be able complete the product qualification process and commence manufacturing operations by the estimated dates.

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

We are not a Section 12 registrant, which means that we are not subject to the SEC’s proxy rules and our shareholders are not subject to the SEC’s beneficial ownership reporting rules.   As of the date of this report, we are required to file certain periodic reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934.  Most SEC reporting companies, including all U.S. domiciled SEC reporting companies whose shares are listed on the NYSE or NASDAQ, file reports with the SEC pursuant to Section 12 of the Exchange Act.  These so-called “Section 12 registrants” are required to file with the SEC, in addition to the aforementioned reports we are required to file, proxy or information statements in connection with any action taken by shareholders of the reporting company, and their shareholders are required to file with the SEC beneficial ownership reports on Schedules 13D and 13G pursuant to Section 13 of the Exchange Act and Forms, 3, 4 and 5 pursuant to Section 16 of the Exchange Act.  We will become a Section 12 registrant at such time as we attain $10 million in assets and 500 record holders of our common stock or we otherwise volunteer to become a Section 12 registrant.  However, until such time as we become a Section 12 registrant, you will not have the benefit of the disclosure provided by SEC mandated proxy statement or information statements in connection with any voting or consents by our shareholders nor will you have the benefit of the disclosure provided by way of beneficial ownership reports by our shareholders.

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

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital.   Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of up to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of February 1, 2013, we had an aggregate of 71,359,341 shares of our common stock and 5,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in San Marino, California. We lease approximately 480 square feet at the rate of $792 per month pursuant to a month to month agreement.  At such time as our increased operations warrant, we intend to acquire larger leased properties in the general Los Angeles, California area.

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

On January 30, 2013, the Company, Harbin, the Defendants, and other parties entered into a settlement agreement (the “Settlement Agreement”) resolving the action.  Under the terms of the Settlement Agreement, Defendant Cardiff Partners, LLC (“Cardiff”) agreed to return 3,728,503 shares of the Company’s common stock to the Company for cancellation.  The Company agreed that Cardiff could retain 2,000,000 shares of the Company’s common stock, and that the retained shares would be subject to a lock-up/leak-out arrangement.  In addition, the parties agreed to amend certain Series A and Series B common stock purchase warrants held by Cardiff to extend the expiration date of said warrants to March 20, 2021 and to allow for the vesting of such warrants upon a “change in control” of the Company.  In addition, the Company agreed to indemnify the Defendants for certain matters arising out of the Settlement Agreement and for certain matter arising out the Defendants’ status or conduct as a director, officer, employee or agent of the Company.  The parties agreed to dismiss the action with prejudice and the Company, Harbin, and the other parties, on the one hand, and the Defendants, on the other hand, have agreed to a full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the action.  The court shall retain jurisdiction to enforce the terms of the Settlement Agreement.

Item 4.	Mine Safety Disclosures. N/A.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "TPAC". The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the fiscal years ending October 31, 2012 and October 31, 2011.

2012	Low	High
Fourth Quarter	$0.06	$0.14
Third Quarter	$0.06	$0.12
Second Quarter	$0.05	$0.09
First Quarter	$0.06	$0.11

2011	Low	High
Fourth Quarter	$0.09	$0.13
Third Quarter	$0.10	$0.14
Second Quarter	$0.12	$0.18
First Quarter	$0.09	$0.26

Holders of Record

As of February 1, 2013, we had outstanding 78,640,659 shares of common stock, held by 36 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended October 31, 2012 and October 31, 2011 included elsewhere in this report.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey. NAVAIR has completed the qualification testing of Godfrey’s initial line of bearings. Godfrey expects to receive final approval from NAVAIR in the second quarter of 2013 and commence manufacturing operations in the third quarter of 2013. We expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the fourth quarter of 2013.

Results of Operations - Years Ended October 31, 2012 and 2011

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2013, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the 2012 fiscal year, we incurred $1,478,822 of expenses compared to $2,923,603 during fiscal 2011.  Our operating expenses consist primarily of general and administrative expenses and the decrease in operating expenses from fiscal 2011 to fiscal 2012 was attributable primarily to decrease in stock based compensation, professional fees, and consulting fees.  We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the 2012 fiscal year, we incurred a net loss from continuing operations of $1,532,755 compared to a net loss from continuing operations of $3,040,825 during fiscal 2011.  The decrease in our net loss in 2012 was attributable primarily to decrease in stock based compensation, professional fees, consulting fees, and interest expenses.

Financial Condition

Liquidity and Capital Resources

As of October 31, 2012, we had total assets of $24,463 and a working capital deficit of $359,975.  Since October 31, 2012, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2012 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Trans-Pacific Aerospace Company, Inc. (A Development Stage Company) as of October 31, 2012 and 2011 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. The financial statements for the period from Inception (June 5, 2007) to October 31, 2009 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trans-Pacific Aerospace Company, Inc. as of October 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 14, 2013

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Balance Sheets

	October 31,	October 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$18,219	$36,876
Prepaid expenses	792	1,584
Total current assets	19,011	38,460

Non-Current assets
Office equipment, net of accumulated depreciation of $1,414 and $593, respectively	3,868	3,017
Security deposit	1,584	1,584
Total non-current assets	5,452	4,601

Total assets	$24,463	$43,061

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$91,661	$68,319
Income taxes payable	1,629	1,629
Accrued salary and payroll taxes	20,433	151,247
Due to Godfrey (China) Ltd - related party	–	30,000
Accrued interest payable	5,263	5,263
Convertible note payable, currently in Default	260,000	260,000
Total current liabilities	378,986	516,458

Total liabilities	378,986	516,458

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized. No shares issued and outstanding at October 31, 2012 and Ocotber 31, 2011	–	–
Common stock, par value $0.001, 150,000,000 shares authorized.73,367,389 shares issued and outstanding at October 31, 2012 and 54,169,244 shares issued and outstanding at October 31, 2011	73,367	54,169
Additional paid-in capital	9,920,360	8,204,875
Common stock to be issued	119,410	198,000
Deficit accumulated during the development stage	(10,467,660)	(8,930,441)

Total stockholders' (deficit)	(354,523)	(473,397)

Total liabilities and stockholders' (deficit)	$24,463	$43,061

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended October 31,		Cumulative from Inception (June 5, 2007)
	2012	2011	to October 31, 2012

Operating expenses
Professional fees	$140,092	$510,163	$752,858
Consulting	26,250	36,500	290,250
Other general and administrative	1,312,480	2,376,940	6,262,723

Total operating expenses	1,478,822	2,923,603	7,305,831

Operating loss from continuing operations	(1,478,822)	(2,923,603)	(7,305,831)

Impairment of goodwill	–	–	(2,469,404)
Loss on induced debt conversion	–	(55,000)	(55,000)
Bad debt expense	(35,733)	–	(35,733)
Interest expense, net	(18,200)	(62,222)	(380,708)

Net loss from continuing operations	$(1,532,755)	$(3,040,825)	$(10,246,676)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	(213,194)

Loss before income taxes	(1,532,755)	(3,040,825)	(10,459,870)

Income taxes	(4,464)	(3,326)	(7,790)

Net Loss	(1,537,219)	(3,044,151)	(10,467,660)

Basic and dilutive net loss from operations per share	$(0.02)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	67,440,727	43,353,134

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock	Deficit Accumulated during the Development
	Shares	Amount	Capital	To Be Issued	Stage	Total

Inception, June 5, 2007	–	$–	$–	$–	$–	$–

Common stock issued for cash	13,140,000	13,140	253,161	–	–	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	–	–	90,000

Net loss from continuing operations for the year ended October 31, 2007	–	–	–	–	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$–	$(13,363)	$342,938

Net loss from continuing operations for the year ended October 31, 2008	–	–	–	–	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$–	$(61,260)	$295,041

Common stock retired	(5,250,000)	(5,250)	5,250	–	–	–

Common stock issued for services	550,000	550	378,950	–	–	379,500

Common stock issued for cash	52,083	52	24,930	–	–	24,982

Net loss from continuing operations for the year ended October 31, 2009	–	–	–	–	(606,809)	(606,809)

Net loss from discontinued operations for the year ended October 31, 2009	–	–	–	–	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$–	$(951,206)	$(190,423)

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

(continued)

	Common Stock		Additional Paid-In	Common Stock	Deficit Accumulated during the Development
	Shares	Amount	Capital	To Be Issued	Stage	Total
Common stock issued for cash	3,091,700	3,092	226,890	–	–	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	–	–	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	–	–	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	–	–	113,947

Common stock issued for services	3,250,000	3,250	803,871	–	–	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	–	–	1,992,000

Beneficial conversion feature of convertible note payable	–	–	216,455	–	–	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	–	–	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	–	–	127,600

Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	–	–	294,185

Contributed capital, from Godfrey	–	–	50,380			50,380

Amortization of stock options	–	–	18,051	–	–	18,051

Common stock to be issued for services	–	–	–	165,000	–	165,000

Net loss from continuing operations for the year ended October 31, 2010	–	–	–	–	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

(continued)

	Common Stock		Additional Paid-In	Common Stock	Deficit Accumulated during the Development
	Shares	Amount	Capital	To Be Issued	Stage	Total

Common stock issued for cash	10,869,000	10,869	560,177	–	–	571,046

Common stock issued in lieu of finders fees	848,000	848	(848)

Common stock issued for Board of Directors services	3,000,000	3,000	507,000	–	–	510,000

Common stock issued for services & compensation	3,338,000	3,338	287,662	–	–	291,000

Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	–	–	88,855

Additional paid in capital from induced debt conversion	–	–	55,000	–	–	55,000

Amortization of stock options	–	–	1,333,467	–	–	1,333,467

Common stock to be issued for services	–	–	–	33,000	–	33,000

Common stock retired/cancelled	(150,000)	(150)	150	–	–	–

Contribution of officer salaries			37,025			37,025

Net loss from continuing operations for the year ended October 31, 2011	–	–	–	–	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$(8,930,441)	$(473,397)

Common stock issued for cash	13,098,145	13,098	483,802	56,421	–	553,321

Common stock issued in lieu of finders fees	1,025,000	1,025	(1,025)	–	–	–

Common stock issued for Board of Directors services	3,500,000	3,500	346,500	–	–	350,000

Common stock issued for services & compensation	1,575,000	1,575	175,540	(135,011)	–	42,104

Amortization of stock options	–	–	362,468	–	–	362,468

Imputed interest	–	–	18,200	–	–	18,200

Contribution of officer salaries	–	–	330,000	–	–	330,000

Net loss from continuing operations for the year ended October 31, 2012	–	–	–	–	(1,537,219)	(1,537,219)

Balances, October 31, 2012	73,367,389	$73,367	$9,920,360	$119,410	$(10,467,660)	$(354,523)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended October 31,		Cumulative from Inception (June 5, 2007)
	2012	2011	to October 31, 2012
Cash flows from operating activities:
Net loss from continuing operations	$(1,537,219)	$(3,044,151)	(10,254,465)
Gain (loss) from discontinued operations	–	–	(213,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	754,572	2,167,467	5,120,778
Amortization of debt discount	–	59,284	236,787
Imputed interest expense	18,200	–	18,200
Loss on induced debt conversion	–	55,000	55,000
Gain on disposal of discontinued assets	–	–	(115,528)
Loss from impairment of goodwill	–	–	2,469,404
Depreciation expense	821	593	18,914
Loss from settlement with common stock	–	–	22,460
Impairment of fixed assets	–	–	82,500
Impairment of oil & gas interests	–	–	190,000
Contribution of officer salaries	330,000	37,025	367,025
Change in operating assets and liabilities:
Prepaid expenses	792	(1,584)	(792)
Security deposit	–	(1,584)	(1,584)
Due to Godfrey (China) Ltd	(30,000)	–	50,380
Accounts payable and accrued expenses	23,342	61,528	232,040
Income taxes payable	–	1,629	1,629
Accounts payable - related party	–	(4,379)	(4,379)
Accrued salary and payroll taxes	(130,814)	74,729	125,434
Accrued interest payable	–	5,263	125,508
Net cash used in operating activities	(570,306)	(589,180)	(1,473,883)

Cash flows from investing activities
Sale of equipment	–	–	82,500
Notes receivable	–	–	(26,000)
Purchase of equipment	(1,672)	(3,610)	(105,282)
Oil & gas working interest	–	–	(100,000)
Net cash used in investing activities	(1,672)	(3,610)	(148,782)

Cash flows from financing activities:
Common stock issued for cash and for contributed capital	553,321	571,046	1,640,884

Net cash provided by financing activities	553,321	571,046	1,640,884

Net increase / decrease in cash	(18,657)	(21,744)	18,219
Cash, beginning of the period	36,876	58,620	–

Cash, end of the period	$18,219	$36,876	$18,219

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$4,464	$1,697	$6,161

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$–	$–	$136,000
Common stock issued for payment on outstanding wages	$–	$–	$105,000
Common stock issued for conversion of notes payable	$–	$88,855	$216,455
Common stock issued for finders fees	$1,025	$848	$1,873
Retirement of common shares	$–	$150	$5,400
Acquisition of oil and gas properties in exchange for note payable	$–	$–	$1,000,000
Acquisition of tooling assets	$–	$–	$82,500
Acquisition of intellectual property	$–	$–	$2,469,404
Beneficial conversion feature of convertible note payable	$–	$–	$216,455

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Financial Statements

October 31, 2012

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $1,537,219 during the year ended October 31, 2012, and an accumulated deficit of $10,467,660 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset. The asset has been determined to be fully impaired with no value being shown on the balance sheet. Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment. Losses are only recognized to the extent of the Company’s investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income. At October 31, 2012 there were suspended losses of $583,648. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at October 31, 2012 or October 31, 2011.

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

The following tables provide a summary of the fair values of assets and liabilities:

	Carrying	Fair Value Measurements at
	Value	October 31, 2012
October 31,
	2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

	Carrying	Fair Value Measurements at
	Value	October 31, 2011
October 31,
	2011	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of October 31, 2012 and October 31, 2011 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at October 31, 2012 and 2011.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $2,471,678 as of October 31, 2012 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $2,471,678 will expire in various years through 2032.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Deferred tax asset and the valuation account are as follows:

	October 31,
	2012	2011
Deferred tax asset:
NOL Carry forward	$840,370	$700,137
Valuation allowances	(840,370)	(700,137)
Total	$–	$–

The components of income tax expense are as follows:

Current Federal Tax	$–	$–
Current State Tax	–	–
Change in NOL benefit	140,233	284,353
Change in valuation allowance	$(140,233)	(284,353)
	$–	$–

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of October 31, 2012, the useful lives of the office equipment ranged from five years to seven years.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $10,425,677. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 18,000,000 shares outstanding as of October 31, 2012 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Year Ended October 31,
	2012	2011

Net loss from continuing operations	$(1,537,219)	$(3,044,151)

Discontinued operations
Net gain (loss) from discontinued operations	–	–

Net loss from operations	$(1,537,219)	$(3,044,151)

Basic and diluted net loss from continuing operations per share	$(0.02)	$(0.07)

Basic and diluted net loss from discontinued operations per share	$–	$–

Basic and diluted net loss attributable to Trans-Pacific Aerospace Company, Inc. per share	$(0.02)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	67,440,727	43,353,134

The weighted average numbers of shares included in the calculation above are post-split.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in ASU No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, in order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 not affected by this ASU are effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Company beginning in fiscal 2013. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

NOTE 3 – ACQUISITION OF INTANGIBLE ASSETS

On February 1, 2010, the Company completed its acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”). The transaction was structured as a business combination in exchange for:

  8,000,000 shares of the Company’s common stock.
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
  The assumption by the Company of $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and becomes payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. Debt discount expense totaled $9,394 for the year ended October 31, 2010. See Note 7 for further discussion.
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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market. In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3). Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”. Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired. At October 31, 2012 there were suspended losses of $583,648.

As there were no operations for Godfrey and the fact that Godfrey is being accounted for as an equity investment, no proforma presentation is necessary because there was no impact on the previously issued financial statements.

During the year ended October 31, 2012, the Company transferred a total of $65,733 to Godfrey for its cash flow needs. The Company determined that the amount owed by Godfrey was uncollectible so recorded bad expense of $35,733. As at October 31, 2012, the amount due from Godfrey was $0. As of October 31, 2011, the amount due to Godfrey was $30,000.

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

As of October 31, 2012, the Company had office equipment of $3,868, net of accumulated depreciation of $1,414. For the year ended October 31, 2012 and 2011, the Company recorded depreciation expense of $821 and $593, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On June 29, 2009, the Company entered into a Support Services Agreement with Cardiff Partners, LLC (formerly Strands Management Company, LLC) (the “Cardiff Agreement”).  Matt Szot, our former Chief Financial Officer and former Secretary, is the Chief Financial Officer of Cardiff. Keith Moore and David Walters, former members of our board of directors, each own a 50% interest and is a managing member of Cardiff.   Pursuant to the Cardiff Agreement, in consideration for providing certain services to the Company, Cardiff is entitled to a monthly fee in the amount of $10,000.   The Company also issued 50,000 shares of the Company’s common stock to Mr. Szot pursuant to the Cardiff Agreement.  The initial term of the Cardiff Agreement expired June 28, 2010. The Company incurred $120,500 in consulting fees under the terms of the agreement for the year ended October 31, 2010, which is included in consulting expenses.  On January 28, 2010, the Company issued 448,340 shares of common stock as payment in full of $50,000 of outstanding balances due to Cardiff.  As of October 31, 2010, $49,500 was outstanding under the agreement and is included in common stock to be issued.

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

On January 30, 2013, the Company, Harbin, the Defendants, and other parties entered into a settlement agreement (the “Settlement Agreement”) resolving the action.  Under the terms of the Settlement Agreement, Defendant Cardiff Partners, LLC (“Cardiff”) agreed to return 3,728,503 shares of the Company’s common stock to the Company for cancellation.  The Company agreed that Cardiff could retain 2,000,000 shares of the Company’s common stock, and that the retained shares would be subject to a lock-up/leak-out arrangement.  In addition, the parties agreed to amend certain Series A and Series B common stock purchase warrants held by Cardiff to extend the expiration date of said warrants to March 20, 2021 (as described in Note 8) and to allow for the vesting of such warrants upon a “change in control” of the Company.  In addition, the Company agreed to indemnify the Defendants for certain matters arising out of the Settlement Agreement and for certain matter arising out the Defendants’ status or conduct as a director, officer, employee or agent of the Company.  The parties agreed to dismiss the action with prejudice and the Company, Harbin, and the other parties, on the one hand, and the Defendants, on the other hand, have agreed to a full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the action.  The court shall retain jurisdiction to enforce the terms of the Settlement Agreement.

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

As part of the acquisition of Harbin Aerospace Company (HAC), the Company assumed $200,000 of obligations under a note payable plus $11,737 of accrued interest. The holder of the note payable (Theodora Kobal) is the mother-in-law of William McKay, the Chairman of the Company’s Board of Directors and Chief Executive Officer. On June 4, 2010, the Company entered into an amended and restated convertible promissory note with Theodora Kobal which amended and restated in its entirety the Promissory Note in the original principal amount of $200,000 issued by HAC to Theodora Kobal on March 16, 2009, and assumed by the Company on February 1, 2010 in connection with its acquisition of the assets of HAC. The amended and restated note has a principal amount of $216,455 which included all outstanding interest due on the note. The amended and restated note includes a fixed conversion price of $0.058 per share, 7% interest rate per annum and was due and payable on June 3, 2011. In June 2010, the Company issued 2,200,000 shares of common stock to the note holder valued at $.058 per the agreement reducing its principal obligation by $127,600 pursuant to conversion requests. The Company has evaluated the conversion feature of the notes and determined that there was a $216,455 beneficial conversion feature on them as the fixed conversion price of $0.058 was less than the fair value of the common stock at the time of issuance. The beneficial conversion feature was recorded as a debt discount on the accompanying balance sheet. The amortization of the debt discount totaled $59,284 and $177,503 for the years ended October 31, 2011 and 2010. On November 22, 2010 the note was further amended, reducing the fixed conversion price to $0.029 per share. During the year ended October 31, 2011, the Company issued 3,063,958 shares of common stock to the note holder valued at $0.029 per the agreement as a full payment of the note payable pursuant to conversion requests. No gain or loss has been recorded because it was converted within the terms of the agreement. Due to the reduction in conversion price at a rate below fair market value, this has been determined to be an induced conversion of debt under ASC 470-20, resulting in $55,000 of expense and corresponding paid in capital for the year ended October 31, 2011.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.0859, was $171,888. For the year ended October 31, 2012 and 2011, $57,296 and $10,663 were amortized as stock based compensation expense, respectively.

During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000.

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

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000. As of October 31, 2012 and 2011, the total accrued salaries owed to Mr. McKay were $0 and $150,000, respectively.

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

On January 30, 2013, the Company, Harbin, the Defendants, and other parties entered into a settlement agreement (the “Settlement Agreement”) resolving the action.  Under the terms of the Settlement Agreement, Defendant Cardiff Partners, LLC (“Cardiff”) agreed to return 3,728,503 shares of the Company’s common stock to the Company for cancellation.  The Company agreed that Cardiff could retain 2,000,000 shares of the Company’s common stock, and that the retained shares would be subject to a lock-up/leak-out arrangement.  In addition, the parties agreed to amend certain Series A and Series B common stock purchase warrants held by Cardiff to extend the expiration date of said warrants to March 20, 2021 and to allow for the vesting of such warrants upon a “change in control” of the Company.  In addition, the Company agreed to indemnify the Defendants for certain matters arising out of the Settlement Agreement and for certain matter arising out the Defendants’ status or conduct as a director, officer, employee or agent of the Company.  The parties agreed to dismiss the action with prejudice and the Company, Harbin, and the other parties, on the one hand, and the Defendants, on the other hand, have agreed to a full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the action.  The court shall retain jurisdiction to enforce the terms of the Settlement Agreement.

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expires November 30, 2012 and currently calls for monthly rental payments of $792 pursuant to a month to month agreement.

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At October 31, 2012 and 2011, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At October 31, 2012 and 2011, there were 73,367,389 and 54,169,244 shares issued and outstanding, respectively.

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

As of October 31, 2010, the Company recorded a common stock payable of $165,000 for 1,200,000 common shares issuable to Equiti-Trend for services. The shares were valued based on the closing stock price on the date of the restricted stock grant. The agreement with Equiti-Trend has been cancelled by the Company. As of October 31, 2011 the Company recorded the final 300,000 shares under the contract valued at $33,000. The shares were valued based on the closing price at November 30, 2010, when the final payment was due. On November 15, 2011, the Company issued 1,000,000 shares of its common stock to Theodora Kobal, a related party, as reimbursement for transfer of her free trading stocks to Equiti-Trend on behalf of the Company to settle part of the common stock owed to Equiti-Trend.

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

During the year ended October 31, 2011, the Company issued 3,063,958 shares of common stock to a note holder valued at $0.029 per share or $88,855 as full payment to an amended note dated November 22, 2010. See footnotes 6 and 7 for further discussion.

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

On December 21, 2011, the Company issued 1,000,000 shares of common stock in lieu of finders’ fees valued at $0.07 per share, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On February 10, 2012, the Company issued 375,000 shares of common stock to its advisory board member for services. The shares were valued at $26,250 based on the closing stock price on the date of the restricted stock grant.

On August 17, 2012, the Company issued 25,000 shares of common stock in lieu of finders’ fees valued at $0.14 per share, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On August 17, 2012, the Company issued 200,000 shares of its common stock to a consultant in exchange for accounting services valued at $13,500. The shares granted were valued based upon the closing stock price on the filing dates of February 13, 2012, March 20, 2012, and June 19, 2012, which were the performance dates of the stock award.

During the year ended October 31, 2012, the Company entered into various purchase agreements with accredited investors for the sale of 14,652,443 shares of its common stock at a price of $0.05 and $0.0363 per share. Cash of $553,321 was received and 13,098,145 shares were issued during the year ended October 31, 2012. $56,421 for 1,554,298 shares was recorded as common stock to be issued as of October 31, 2012.

Warrants and Options

A summary of option activity during the fiscal years ended October 31, 2012 and 2011 and changes during the years then ended are presented below:

	October 31, 2012			October 31, 2011
		Weighted			Weighted
		average			average
	Number of	exercise	Life	Number of	exercise	Life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	18,000,000	$0.15	9.24	4,000,000	$0.15	9.88
Granted	–	–	–	14,000,000	0.15	10
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	18,000,000	$0.15	8.24	18,000,000	$0.15	9.24

Options exercisable at end of year	14,000,000	$0.15	8.24	10,666,667	$0.15	9.24

A summary of warrant activity during the fiscal years ended October 31, 2012 and 2011 and changes during the years then ended are presented below:

	October 31, 2012			October 31, 2011
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	4.75	12,000,000	$0.75	5.75
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	8,000,000	0.75	–
Expired	–	–	–	–	–	–

Outstanding at end of year	4,000,000	$0.75	8.39	4,000,000	$0.75	4.75

Warrants exercisable at end of year	–	$–	–	–	$–	–

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

As compensation for the additional services, in addition to issuance of 2,500,000 shares of the Company’s common stock, the Company issued to Cardiff a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.   The warrants have not been valued as it is unlikely that in the near term the Company can attain revenue numbers high enough for the warrants to become exercisable. On January 30, 2013, under the terms of the Settlement Agreement, the Company agreed to amend the Series A and Series B common stock purchase warrants to extend the expiration date of the warrants to March 20, 2021 and to allow for the vesting of such warrants upon a “change in control” of the Company.

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

Using the Black-Scholes Pricing Model, for the years ended October 31, 2012 and 2011, $610,341 and $305,169, respectively, were amortized as stock based compensation in connection with the stock option grants above.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the year ended October 31, 2012 and 2011, $57,296 and $10,663 were amortized as stock based compensation expense, respectively.

No additional options were granted, cancelled, exercised, or expired during the year ended October 31, 2012.

NOTE 10 – DISCONTINUED OPERATIONS

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

NOTE 11 – SUBSEQUENT EVENTS

Events subsequent to October 31, 2012 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following event occurred since October 31, 2012:

•      On November 15, 2012, the Company issued 688,706 shares of its common stock to an accredited investor at $0.0363 per share for a total of $25,000 in cash.

•      On November 16, 2012, the Company issued 566,667 shares of its common stock to a consultant for services to be performed for fiscal year 2013. The shares were valued at $62,333 based on the closing price on the grant date of these restricted common stocks.

•      In January 2013, the Company issued 4,017,897 shares of its common stock to two accredited investors at $0.036 per share for a total of $145,396 in cash.

•	As disclosed in Note 8 above, on January 30, 2013, the Company, Harbin, the Defendants, and other parties entered into a settlement agreement (the “Settlement Agreement”) resolving the action. Under the terms of the Settlement Agreement, Defendant Cardiff Partners, LLC (“Cardiff”) agreed to return 3,728,503 shares of the Company’s common stock to the Company for cancellation. The Company agreed that Cardiff could retain 2,000,000 shares of the Company’s common stock, and that the retained shares would be subject to a lock-up/leak-out arrangement. In addition, the parties agreed to amend certain Series A and Series B common stock purchase warrants held by Cardiff to extend the expiration date of said warrants to March 20, 2021 and to allow for the vesting of such warrants upon a “change in control” of the Company. In addition, the Company agreed to indemnify the Defendants for certain matters arising out of the Settlement Agreement and for certain matter arising out the Defendants’ status or conduct as a director, officer, employee or agent of the Company. The parties agreed to dismiss the action with prejudice and the Company, Harbin, and the other parties, on the one hand, and the Defendants, on the other hand, have agreed to a full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the action. The court shall retain jurisdiction to enforce the terms of the Settlement Agreement

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2012 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2012 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2012.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officers during the fiscal year ended October 31, 2012 and 2011.

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)
William McKay, CEO, CFO	2012	180,000	-	107,296	-	-	287,296
	2011	172,431	-	1,170,298	-	-	1,342,729

The dollar amounts in columns (e) reflect the dollar amounts calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnotes 2 and 9 to our audited financial statements for the fiscal year ended October 31, 2012. Column (e) in the above table reflects the dollar amounts of :

•	For fiscal year 2011, 300,000 fully vested common shares issued as a bonus;

•	For fiscal year 2011, 500,000 fully vested common shares issued as a bonus;

•	For fiscal year 2012 and 2011, an option to purchase 2.0 million common shares vesting over the next three years starting August 25, 2011;

•

For fiscal year 2011, a fully vested option to purchase 8.0 million common shares issued in exchange for the Series A and Series B warrants as disclosed in the Footnotes 6 and 9 to our audited financial statements for the fiscal year ended October 31, 2012; and

•	For fiscal year 2012, 500,000 fully vested common shares issued as board of director fee.

Narrative Disclosure to Summary Compensation Table

William McKay

On February 1, 2010, we entered into a written employment agreement with William McKay pursuant to which he serves as our chief executive officer and chairman of the board for a term of one year ending on January 31, 2011, provided that the agreement shall be subject to automatic renewals of additional one year terms unless either party notifies the other no later than July 31 of the then current term of its intent to terminate the agreement.  No such notice of termination has been provided by either party as of the date of this report, therefore Mr. McKay’s employment agreement is currently effective through January 31, 2014. Pursuant to McKay’s employment agreement, he is entitled to:

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

On August 25, 2011, upon Mr. McKay’s agreement to continue serving as our sole officer and chairman of the Board of Directors, the Board approved that in addition to the above terms, Mr. McKay is also entitled to the following:

•	500,000 shares per year, same as other Board of Directors members;

•	Health insurance and car allowance of $1,700 per month; and

•	a one-time grant of a stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.15, vesting over a three-year period and expiring on August 24, 2021.

Outstanding Equity Awards at October 31, 2012

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
William McKay	8,000,000	--	--	$0.15	03/21/2021
William McKay	666,667	--	1,333,333	$0.15	08/24/2021

2012 Director Compensation Table

The following table sets forth information concerning all cash and non-cash based compensation we paid to our directors during the fiscal year ended October 31, 2012.  In reviewing the table, please note:

•	No information is provided for William McKay since all compensation paid to him for the 2012 fiscal year is included in the summary compensation table above

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ray Kwong	1,250	50,000					51,250
Greg Archer	1,250	50,000	72,205				123,455
Kevin Gould	1,250	50,000	72,205				123,455
Alex Kam	1,250	50,000	80,380				131,630
Peter Liu	1,250	50,000	80,380				131,630

The dollar amounts in column (b) are fees earned but not paid as of October 31, 2012.

The dollar amounts in columns (c) and (d) reflect the dollar amounts of the awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in footnote 2 and 9 to our audited financial statements for the fiscal year ended October 31, 2012.

Narrative Disclosure to 2012 Director Compensation Table

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

The table below sets forth the beneficial ownership of our common stock, as of February 1, 2013, by:

•	All of our directors and executive officers, individually;

•	All of our directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 78,640,659 shares of our common stock outstanding as of February 1, 2013, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 1, 2013, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Trans-Pacific Aerospace Company, Inc., 2975 Huntington Drive, Suite 107, San Marino, California 91108.

Name of Director, Executive Officer or Nominee	Shares (1)			Percentage
William R. McKay	15,800,000	(2	)(3)	18.03%
Ray Kwong	1,975,000			2.51%
Greg Archer	2,888,889	(3)		3.60%
Kevin Gould	2,873,889	(3)		3.58%
Alex Kam	2,655,556	(3)		3.31%
Peter Liu	2,555,556	(3)		3.19%

All directors and executive officers as a group (6 persons)	28,748,890			34.22%

Name and Address of 5% Holders	Shares (1)			Percentage
Harbin Aerospace Company, LLC
2975 Huntington Drive, Suite 107
San Marino, CA 91108	6,800,000			8.65%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 6,800,000 shares held directly by Harbin Aerospace Company, LLC, a Nevada limited liability company, controlled by Mr. McKay’s wife.
(3)	Includes shares of common stock underlying vested and exercisable options.

Equity Compensation Plan Information

Our board of directors approved our 2010 Stock Incentive Plan in 2010.  The plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards, which may be subject to future achievement of performance criteria or free of any performance or vesting conditions.

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

 The following table sets forth certain information as of October 31, 2012 about our 2010 Stock Incentive Plan and our non-plan options under which our equity securities are authorized for issuance.  The first column reflects outstanding stock options to purchase 18,000,000 shares of common stock pursuant to non-plan options issued to certain of our independent directors and officers as of October 31, 2012.  The third column reflects 7,500,000 shares available for issuance under our 2010 Stock Incentive Plan as of October 31, 2012.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	-	$-	7,500,000
Equity compensation plans not approved by security holders	18,000,000	$0.15	-
Total	18,000,000	$0.15	7,500,000

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

On January 30, 2013, the Company, Harbin, the Defendants, and other parties into a settlement agreement (the “Settlement Agreement”) resolving the action.  Under the terms of the Settlement Agreement, Defendant Cardiff Partners, LLC (“Cardiff”) agreed to return 3,728,503 shares of the Company’s common stock to the Company for cancellation.  The Company agreed that Cardiff could retain 2,000,000 shares of the Company’s common stock, and that the retained shares would be subject to a lock-up/leak-out arrangement.  In addition, the parties agreed to amend certain Series A and Series B common stock purchase warrants held by Cardiff to extend the expiration date of said warrants to March 20, 2021 and to allow for the vesting of such warrants upon a “change in control” of the Company.  In addition, the Company agreed to indemnify the Defendants for certain matters arising out of the Settlement Agreement and for certain matter arising out the Defendants’ status or conduct as a director, officer, employee or agent of the Company.  The parties agreed to dismiss the action with prejudice and the Company, Harbin, and the other parties, on the one hand, and the Defendants, on the other hand, have agreed to a full and complete settlement and general release of all claims asserted by the parties regarding the subject matter of the action.  The court shall retain jurisdiction to enforce the terms of the Settlement Agreement.

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

During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the fiscal years ended October 31, 2012 and 2011 by our independent registered public accounting firm for such years, as of the filing dates, for the audit of our consolidated financial statements for the fiscal years ended October 31, 2012 and 2011, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

The following table presents fees billed by M&K relate to the audits and reviews for the fiscal years ended October 31, 2012 and 2011.

	2012	2011
Audit Fees	$19,500	$24,500
Audit-Related Fees	–	–
Tax Fees	–	–
	$19,500	$24,500

Audit Committee Pre-Approval Policies

We do not have an audit committee of our board of directors.  However, our board approves all audit fees, audit-related fees, tax fees and special engagement fees.  Our board approved 100% of such fees for the fiscal year ended October 31, 2012.

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

Exhibit Index

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation dated June 5, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.2	Certificate of Amendment to Articles of Incorporation dated October 3, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.3	Certificate of Change to Articles of Incorporation dated July 25, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.4	Certificate of Amendment to Articles of Incorporation dated July 31, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.5	Certificate of Amendment to Articles of Incorporation dated February 17, 2010.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 15, 2011.

3.6	Bylaws of the Registrant, as amended June 3, 2010.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on June 21, 2010.

10.1	Employment Agreement dated June 30, 2009 between Registrant and David Walters.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2009.

10.2	Support Services Agreement dated June 30, 2009 between Registrant and Cardiff Partners, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2009.

10.3	Amendment No. 1 to Employment Agreement dated January 17, 2010 between Registrant and David Walters	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

Number	Exhibit Description	Method of Filing

10.4	Amendment No. 1 dated January 17, 2010 to Support Services Agreement Registrant and between Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.5	Agreement dated January 19, 2010 regarding formation of Godfrey (China) Limited*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

10.6	Asset Purchase Agreement dated January 27, 2010 between Registrant and Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.7	Form of Series A Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.8	Form of Series B Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.9	Convertible Promissory Note dated February 1, 2010 issued by Registrant to Santa Anita Co., LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.10	Employment Agreement dated February 1, 2010 between Registrant and William McKay*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

10.11	Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC, dated February 15, 2010*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

10.12	Settlement and Release Agreement dated October 19, 2010 between Registrant and Cardiff Partners, LLC.*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

10.13	Asset Purchase Agreement dated February 10, 2010 between Registrant and Futures Investment Corp.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 15, 2011.

10.14	Settlement Agreement and general Release dated January 30, 2013 between, among others, Registrant and Cardiff Partners, LLC	Filed electronically herewith

10.15	Amendment to Series A Common Stock Purchase Warrant dated January 31, 0213 held by Cardiff Partners, LLC	Filed electronically herewith

10.16	Amendment to Series B Common Stock Purchase Warrant dated January 31, 0213 held by Cardiff Partners, LLC	Filed electronically herewith

Number	Exhibit Description	Method of Filing

21.1	List of subsidiaries of Registrant.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 15, 2011.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Date: February 14, 2013	By:	/s/William Reed McKay
William Reed McKay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Reed McKay	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	February 14, 2013
William Reed McKay	(Principal Executive and Financial Officer)

/s/ Greg Archer	Director	February 14, 2013
Greg Archer

/s/ Kevin Gould	Director	February 14, 2013
Kevin Gould

/s/ Ray Kwong	Director	February 14, 2013
Ray Kwong

/s/ Alex Kam	Director	February 14, 2013
Alex Kam

/s/ Peter Liu	Director	February 14, 2013
Peter Liu