Form 10-Q
period 2013-01-31
Trans-Pacific Aerospace Company, Inc.
filed 2013-03-22
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

As of March 15, 2013, the registrant had 80,840,659 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of January 31, 2013 (Unaudited) and October 31, 2012 (Audited)	F-1

	Statements of Operations (Unaudited) for the Three Months Ended January 31, 2013 and 2012 and the period from inception (June 5, 2007) to January 31, 2013	F-2

	Statement of Stockholders’ Equity (Deficit) for the period from inception (June 5, 2007) to January 31, 2013 (Unaudited)	F-3

	Statements of Cash Flows (Unaudited) for the Three Months Ended January 31, 2013 and 2012 and the period from inception (June 5, 2007) to January 31, 2013	F-4

	Notes to Unaudited Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4.	Controls and Procedures	3

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 6.	Exhibits	5

Signatures		6

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Balance Sheets

	January 31,	October 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$6,349	$18,219
Prepaid expenses	3,168	792
Total current assets	9,517	19,011

Non-Current assets
Office equipment, net of accumulated depreciation of $1,595 and $1,414, respectively	3,687	3,868
Security deposit	1,584	1,584
Total non-current assets	5,271	5,452

Total assets	$14,788	$24,463

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$95,661	$91,661
Income taxes payable	1,629	1,629
Accrued salary and payroll taxes	70,833	20,433
Due to officer	20,000	–
Accrued interest payable	5,263	5,263
Convertible note payable, currently in default	260,000	260,000
Total current liabilities	453,386	378,986

Total liabilities	453,386	378,986

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at January 31, 2013 and October 31, 2012	–	–
Common stock, par value $0.001, 150,000,000 shares authorized, 78,640,659 shares issued and outstanding at January 31, 2013 and 73,367,389 shares issued and outstanding at October 31, 2012	78,640	73,367
Additional paid-in capital	10,244,910	9,920,360
Common stock to be issued	62,989	119,410
Deficit accumulated during the development stage	(10,825,137)	(10,467,660)

Total stockholders' (deficit)	(438,598)	(354,523)

Total liabilities and stockholders' (deficit)	$14,788	$24,463

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the		Cumulative
	Three Months Ended		from Inception
	January 31,		(June 5, 2007)
	2013	2012	to January 31, 2013
Operating expenses
Professional fees	$26,402	$23,687	$779,260
Consulting	–	–	290,250
Other general and administrative	326,525	580,554	6,589,248

Total operating expenses	352,927	604,241	7,658,758

Operating loss from continuing operations	(352,927)	(604,241)	(7,658,758)

Impairment of goodwill	–	–	(2,469,404)
Loss on induced debt conversion	–	–	(55,000)
Bad debt expense	–	–	(35,733)
Interest expense, net	(4,550)	(4,550)	(385,258)

Net loss from continuing operations	$(357,477)	$(608,791)	$(10,604,153)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	(213,194)

Loss before income taxes	(357,477)	(608,791)	(10,817,347)

Income taxes	–	–	(7,790)

Net Loss	(357,477)	(608,791)	(10,825,137)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	75,662,129	59,180,114

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock To Be	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Stage	Total

Inception, June 5, 2007	–	$–	$–	$–	$–	$–

Common stock issued for cash	13,140,000	13,140	253,161	–	–	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	–	–	90,000

Net loss from continuing operations for the year ended October 31, 2007	–	–	–	–	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$–	$(13,363)	$342,938

Net loss from continuing operations for the year ended October 31, 2008	–	–	–	–	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$–	$(61,260)	$295,041

Common stock retired	(5,250,000)	(5,250)	5,250	–	–	–

Common stock issued for services	550,000	550	378,950	–	–	379,500

Common stock issued for cash	52,083	52	24,930	–	–	24,982

Net loss from continuing operations for the year ended October 31, 2009	–	–	–	–	(606,809)	(606,809)

Net loss from discontinued operations for the year ended October 31, 2009	–	–	–	–	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$–	$(951,206)	$(190,423)

Common stock issued for cash	3,091,700	3,092	226,890	–	–	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	–	–	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	–	–	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	–	–	113,947

Common stock issued for services	3,250,000	3,250	803,871	–	–	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	–	–	1,992,000

Beneficial conversion feature of convertible note payable	–	–	216,455	–	–	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	–	–	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	–	–	127,600

Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	–	–	294,185

Contributed capital, from Godfrey	–	–	50,380	–	–	50,380

Amortization of stock options	–	–	18,051	–	–	18,051

Common stock to be issued for services	–	–	–	165,000	–	165,000

Net loss from continuing operations for the year ended October 31, 2010	–	–	–	–	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$(5,886,290)	$(348,639)

Common stock issued for cash	10,869,000	10,869	560,177	–	–	571,046

Common stock issued in lieu of finders fees	848,000	848	(848)	–	–	–

Common stock issued for Board of Directors services	3,000,000	3,000	507,000	–	–	510,000

Common stock issued for services & compensation	3,338,000	3,338	287,662	–	–	291,000

Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	–	–	88,855

Additional paid in capital from induced debt conversion	–	–	55,000	–	–	55,000

Amortization of stock options	–	–	1,333,467	–	–	1,333,467

Common stock to be issued for services	–	–	–	33,000	–	33,000

Common stock retired/cancelled	(150,000)	(150)	150	–	–	–

Contribution of officer salaries			37,025			37,025

Net loss from continuing operations for the year ended October 31, 2011	–	–	–	–	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$(8,930,441)	$(473,397)

Common stock issued for cash	13,098,145	13,098	483,802	56,421	–	553,321

Common stock issued in lieu of finders fees	1,025,000	1,025	(1,025)	–	–	–

Common stock issued for Board of Directors services	3,500,000	3,500	346,500	–	–	350,000

Common stock issued for services & compensation	1,575,000	1,575	175,540	(135,011)	–	42,104

Amortization of stock options	–	–	362,468	–	–	362,468

Imputed interest	–	–	18,200	–	–	18,200

Contribution of officer salaries	–	–	330,000	–	–	330,000

Net loss from continuing operations for the year ended October 31, 2012	–	–	–	–	(1,537,219)	(1,537,219)

Balances, October 31, 2012	73,367,389	$73,367	$9,920,360	$119,410	$(10,467,660)	$(354,523)

Common stock issued for cash	3,152,305	3,152	110,823	–	–	113,975

Common stock issued for common stock payable	1,554,298	1,554	54,867	(56,421)	–	–

Common stock issued for services & compensation	566,667	567	63,693	–	–	64,260

Amortization of stock options	–	–	90,617	–	–	90,617

Imputed interest	–	–	4,550	–	–	4,550

Net loss from continuing operations for the period ended January 31, 2013	–	–	–	–	(357,477)	(357,477)

Balances, January 31, 2013 (Unaudited)	78,640,659	$78,640	$10,244,910	$62,989	$(10,825,137)	$(438,598)

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			Cumulative
	For the Three Months Ended		from Inception
	January 31,		(June 5, 2007)
	2013	2012	to January 31, 2013
Cash flows from operating activities:
Net loss from continuing operations	$(357,477)	$(608,791)	(10,611,943)
Gain (loss) from discontinued operations	–	–	(213,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	154,877	442,971	5,275,655
Amortization of debt discount	–	–	236,787
Imputed interest expense	4,550	4,550	22,750
Loss on induced debt conversion	–	–	55,000
Gain on disposal of discontinued assets	–	–	(115,528)
Loss from impairment of goodwill	–	–	2,469,404
Depreciation expense	181	153	19,095
Loss from settlement with common stock	–	–	22,460
Impairment of fixed assets	–	–	82,500
Impairment of oil & gas interests	–	–	190,000
Contribution of officer salaries	–	–	367,025
Change in operating assets and liabilities:
Prepaid expenses	(2,376)	–	(3,168)
Security deposit	–	–	(1,584)
Due from Godfrey (China) Ltd	–	–	50,380
Due to officer	20,000		20,000
Accounts payable and accrued expenses	4,000	(823)	236,041
Income taxes payable	–	–	1,629
Accounts payable - related party	–	–	(4,379)
Accrued salary and payroll taxes	50,400	56,442	175,834
Accrued interest payable	–	–	125,508
Net cash used in operating activities	(125,845)	(105,498)	(1,599,728)

Cash flows from investing activities
Sale of equipment	–	–	82,500
Notes receivable	–	–	(26,000)
Purchase of equipment	–	–	(105,282)
Oil & gas working interest	–	–	(100,000)
Net cash used in investing activities	–	–	(148,782)

Cash flows from financing activities:
Common stock issued for cash	113,975	261,000	1,754,859

Net cash provided by financing activities	113,975	261,000	1,754,859

Net increase / decrease in cash	(11,870)	155,502	6,349
Cash, beginning of the period	18,219	36,876	–

Cash, end of the period	$6,349	$192,378	$6,349

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$6,161

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$–	$–	$136,000
Common stock issued for payment on outstanding wages	$–	$–	$105,000
Common stock issued for conversion of notes payable	$–	$–	$216,455
Common stock issued for finders fees	$–	$1,000	$1,873
Common stock issued for common stock payable	$56,421	$–	$56,421
Retirement of common shares	$–	$–	$5,400
Acquisition of oil and gas properties in exchange for note payable	$–	$–	$1,000,000
Acquisition of tooling assets	$–	$–	$82,500
Acquisition of intellectual property	$–	$–	$2,469,404
Beneficial conversion feature of convertible note payable	$–	$–	$216,455

See accompanying notes to financial statements

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

January 31, 2013

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $357,477 during the three months ended January 31, 2013, and an accumulated deficit of $10,825,137 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012, filed with the SEC on February 14, 2013.

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset. The asset has been determined to be fully impaired with no value being shown on the balance sheet. Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment. Losses are only recognized to the extent of the Company’s investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income. At January 31, 2013 there were suspended losses of $583,648. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at January 31, 2013 or October 31, 2012.

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

Indefinite-lived Intangible Assets

The Company has an indefinite-lived intangible asset (goodwill) relating to purchased blueprints, formulas, designs and processes for manufacturing and production of self-lubricated spherical bearings, bushings and rod-end bearings. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. Testing done for the year ended October 31, 2010, determined that the above mentioned intangible asset with a cost of $2,469,404 was fully impaired.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		January 31, 2013
	Carrying
	Value
	January 31,
	2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		October 31, 2012
	Carrying
	Value
	October 31,
	2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of January 31, 2013 and October 31, 2012 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at January 31, 2013 and October 31, 2012.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $2,687,259 as of January 31, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $2,687,259 will expire in various years through 2032.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of January 31, 2013, the useful lives of the office equipment ranged from five years to seven years.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $10,825,137. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 18,000,000 shares outstanding as of January 31, 2013 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Three Months Ended January 31,
	2013	2012

Net loss from operations	$(357,477)	$(608,791)

Basic and diluted net loss from operations per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	75,662,129	59,180,114

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market. In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3). Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”. Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired. At January 31, 2013, there were suspended losses of $583,648.

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

As of January 31, 2013, the Company had office equipment of $3,687, net of accumulated depreciation of $1,595. For the three months ended January 31, 2013 and 2012, the Company recorded depreciation expense of $181 and $153, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On January 12, 2010, the Company amended the Cardiff Agreement.  Under the amended Cardiff Agreement, Cardiff has the option to accept payment of outstanding cash compensation owed to it under its agreements with the Company in the form of shares of our common stock.  The number of shares to be issued will be calculated by dividing the outstanding balance to be paid by 50% of the average of the closing prices for the Company’s common stock during the 20 trading day period ending one trading day prior to the date that notice accepting shares in payment is sent to us.  In addition, under the amended Cardiff Agreement, Cardiff has provided and will provide the Company with transaction execution support services in connection with the HAC transaction, including due diligence, business review of relevant transaction documentation and audit support. As compensation for the additional services, in February 2010 the Company issued to Cardiff 2,500,000 shares of the Company’s common stock, a Series A common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock and a Series B common stock purchase warrant to purchase 2,000,000 shares of the Company’s common stock.  The Series A warrant has an exercise price of $0.50 and becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $50,000,000 for any consecutive twelve-month period and expires on January 31, 2015.  The Series B warrant has an exercise price of $1.00 and becomes exercisable on the date that the Company recognizes revenue equal to or exceeding $100,000,000 for any consecutive twelve-month period and expires on January 31, 2018. The warrants have not been included in paid in capital because it is unlikely that in the near term the Company can attain revenue numbers high enough for the warrants to become exercisable.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.0859, was $171,888. For the three months ended January 31, 2013 and 2012, $14,324 and $14,324 were amortized as stock based compensation expense, respectively.

During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000.

During the three months ended January 31, 2013, Mr. McKay loaned $20,000 to the Company for cash flow needs. This loan is due on demand and does not bear any interest.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the three months ended January 31, 2013 and 2012, the Company recorded imputed interest of $4,550 and $4,550, respectively.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000. As of January 31, 2013, the total accrued salaries owed to Mr. McKay were $45,000.

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

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expired November 30, 2012 and currently calls for monthly rental payments of $792 pursuant to a month to month agreement.

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At January 31, 2013 and October 31, 2012, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At January 31, 2013 and October 31, 2012, there were 78,640,659 and 73,367,389 shares issued and outstanding, respectively.

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

During the year ended October 31, 2012, the Company entered into various purchase agreements with accredited investors for the sale of 14,652,443 shares of its common stock at a price of $0.05 and $0.0363 per share. Cash of $553,321 was received, 13,098,145 shares were issued, and a common stock payable was recorded in the amount of $56,421 during the year ended October 31, 2012.

During the three months ended January 31, 2013, 1,554,298 shares were issued to relieve the common stock payable of $56,421.

On November 16, 2012, the Company issued 566,667 shares of common stock to a consultant for services to be performed during 2013. The shares were valued at $64,260 based on the closing stock price on November 16, 2012 which was the date of the agreement between the consultant and the Company as the shares were granted without performance contingencies.

During the three months ended January 31, 2013, the Company entered into various purchase agreements with accredited investors for the sale of 3,152,305 shares of its common stock at prices between $0.036 and $0.0363 per share. Cash of $113,975 was received and shares were issued during the quarter ended January 31, 2013.

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

Using the Black-Scholes Pricing Model, for the three months ended January 31, 2013 and 2012, $76,293 and $76,293, respectively, were amortized as stock based compensation in connection with the stock option grants above.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the three months ended January 31, 2013 and 2012, $14,324 and $14,324 was amortized as stock based compensation, respectively.

No additional options or warrants were granted, cancelled, exercised, or expired during the three months ended January 31, 2013.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to January 31, 2013 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following event occurred since January 31, 2013:

•	In February and March 2013, the Company issued 2,000,000 shares of its common stock at a purchase price of $0.04 per share. Cash of $80,000 was received during this period.

•	In February and March 2013, the Company issued 200,000 shares of common stock in lieu of finders’ fees valued at $0.10 and $0.12 per share, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey (China) Limited’s successful qualification of its production facilities; Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements and results of operations; the further approvals of regulatory authorities; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions. These and other factors that may affect our financial results are discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2012 filed with the Securities and Exchange Commission on February 14, 2013. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of Godfrey’s initial line of bearings. Godfrey has received final approval from NAVAIR on March 5, 2013 and expects to commence manufacturing operations in the third quarter of 2013. We expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the fourth quarter of 2013.

Results of Operations

Three Months Ended January 31, 2013 and 2012

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2013, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the three months ended January 31, 2013, we incurred $352,927 of operating expenses compared to $604,241 during the three months ended January 31, 2012.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The decrease in operating expenses for the three months ended January 31, 2013 compared to the same period in fiscal 2012 was primarily resulted from cost control efforts made by the Management. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the three months ended January 31, 2013 and 2012, we incurred a net loss from operations of $357,477 and $608,791, respectively. The decrease was primarily resulted from cost control efforts made by the Management.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2013, we had total assets of $14,788 and a working capital deficit of $443,869.  Since January 31, 2013, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2013 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2013.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

During the three months ended January 31, 2013, we entered into various purchase agreements with accredited investors for the sale of 3,152,305 shares of our common stock at a prices of $0.036 per share. Cash of $113,975 was received and the shares were issued during the three months ended January 31, 2013.

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

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	March 22, 2013	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

