Form 10-Q
period 2013-04-30
Trans-Pacific Aerospace Company, Inc.
filed 2013-06-19
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

As of June 5, 2013, the registrant had 92,540,659 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

i

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Balance Sheets

	April 30,	October 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$32,390	$18,219
Prepaid expenses	3,960	792
Total current assets	36,350	19,011

Non-Current assets
Office equipment, net of accumulated depreciation of $1,776 and $1,414, respectively	3,506	3,868
Security deposit	1,584	1,584
Total non-current assets	5,090	5,452

Total assets	$41,440	$24,463

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$99,661	$91,661
Income taxes payable	1,629	1,629
Accrued salary and payroll taxes	25,833	20,433
Accrued interest payable	5,263	5,263
Convertible note payable, currently in default	260,000	260,000
Total current liabilities	392,386	378,986

Total liabilities	392,386	378,986

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized.
No shares issued and outstanding at April 30, 2013 and October 31, 2012	–	–
Common stock, par value $0.001, 150,000,000 shares authorized.
89,540,659 shares issued and outstanding at April 30, 2013 and 73,367,389 shares issued and outstanding at October 31, 2012	89,540	73,367
Stock held in escrow	(4,000)	–
Additional paid-in capital	10,919,377	9,920,360
Common stock to be issued	172,993	119,410
Deficit accumulated during the development stage	(11,528,856)	(10,467,660)

Total stockholders' (deficit)	(350,946)	(354,523)

Total liabilities and stockholders' (deficit)	$41,440	$24,463

See accompanying notes to financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the Three Months ended April 30,		For the Six Months ended April 30,		Cumulative from Inception (June 5, 2007) to
	2013	2012	2013	2012	April 30, 2013

Operating expenses
Professional fees	$24,394	$49,511	$50,796	$73,198	$803,654
Consulting	–	26,250	–	26,250	290,250
Other general and administrative	674,775	286,236	1,001,300	866,790	7,264,023

Total operating expenses	699,169	361,997	1,052,096	966,238	8,357,927

Operating loss from continuing operations	(699,169)	(361,997)	(1,052,096)	(966,238)	(8,357,927)

Impairment of goodwill	–	–	–	–	(2,469,404)
Loss on induced debt conversion	–	–	–	–	(55,000)
Bad debt expense	–	–	–	–	(35,733)
Interest expense, net	(4,550)	(4,550)	(9,100)	(9,100)	(389,808)

Net loss from continuing operations	$(703,719)	$(366,547)	$(1,061,196)	$(975,338)	$(11,307,872)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	–	–	(213,194)

Loss before income taxes	(703,719)	(366,547)	(1,061,196)	(975,338)	(11,521,066)

Income taxes	–	(3,542)	–	(3,542)	(7,790)

Net Loss	(703,719)	(370,089)	(1,061,196)	(978,880)	(11,528,856)

Basic and dilutive net loss from operations per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	80,530,547	67,159,878	78,055,992	63,126,151

See accompanying notes to financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock To Be	Stock Held in	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Escrow	Stage	Total

Inception, June 5, 2007	–	$–	$–	$–	$–	$–	$–

Common stock issued for cash	13,140,000	13,140	253,161	–	–	–	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	–	–	–	90,000

Net loss from continuing operations for the year ended October 31, 2007	–	–	–	–	–	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$–	$–	$(13,363)	$342,938

Net loss from continuing operations for the year ended October 31, 2008	–	–	–	–	–	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$–	$–	$(61,260)	$295,041

Common stock retired	(5,250,000)	(5,250)	5,250	–	–	–	–

Common stock issued for services	550,000	550	378,950	–	–	–	379,500

Common stock issued for cash	52,083	52	24,930	–	–	–	24,982

Net loss from continuing operations for the year ended October 31, 2009	–	–	–	–	–	(606,809)	(606,809)

Net loss from discontinued operations for the year ended October 31, 2009	–	–	–	–	–	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$–	$–	$(951,206)	$(190,423)

Common stock issued for cash	3,091,700	3,092	226,890	–	–	–	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	–	–	–	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	–	–	–	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	–	–	–	113,947

Common stock issued for services	3,250,000	3,250	803,871	–	–	–	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	–	–	–	1,992,000

Beneficial conversion feature of convertible note payable	–	–	216,455	–	–	–	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	–	–	–	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	–	–	–	127,600

Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	–	–	–	294,185

Contributed capital, from Godfrey	–	–	50,380	–	–	–	50,380

Amortization of stock options	–	–	18,051	–	–	–	18,051

Common stock to be issued for services	–	–	–	165,000	–	–	165,000

Net loss from continuing operations for the year ended October 31, 2010	–	–	–	–	–	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$–	$(5,886,290)	$(348,639)

Common stock issued for cash	10,869,000	10,869	560,177	–	–	–	571,046

Common stock issued in lieu of finders fees	848,000	848	(848)	–	–	–	–

Common stock issued for Board of Directors services	3,000,000	3,000	507,000	–	–	–	510,000

Common stock issued for services & compensation	3,338,000	3,338	287,662	–	–	–	291,000

Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	–	–	–	88,855

Additional paid in capital from induced debt conversion	–	–	55,000	–	–	–	55,000

Amortization of stock options	–	–	1,333,467	–	–	–	1,333,467

Common stock to be issued for services	–	–	–	33,000	–	–	33,000

Common stock retired/cancelled	(150,000)	(150)	150	–	–	–	–

Contribution of officer salaries			37,025				37,025

Net loss from continuing operations for the year ended October 31, 2011	–	–	–	–	–	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$–	$(8,930,441)	$(473,397)

Common stock issued for cash	13,098,145	13,098	483,802	56,421	–	–	553,321

Common stock issued in lieu of finders fees	1,025,000	1,025	(1,025)	–	–	–	–

Common stock issued for Board of Directors services	3,500,000	3,500	346,500	–	–	–	350,000

Common stock issued for services & compensation	1,575,000	1,575	175,540	(135,011)	–	–	42,104

Amortization of stock options	–	–	362,468	–	–	–	362,468

Imputed interest	–	–	18,200	–	–	–	18,200

Contribution of officer salaries	–	–	330,000	–	–	–	330,000

Net loss from continuing operations for the year ended October 31, 2012	–	–	–	–	–	(1,537,219)	(1,537,219)

Balances, October 31, 2012	73,367,389	$73,367	$9,920,360	$119,410	$–	$(10,467,660)	$(354,523)

Common stock issued for cash	6,152,305	6,152	227,823	98,704	–	–	332,679

Common stock issued in lieu of finders fees	300,000	300	(300)	–	–	–	–

Common stock issued for common stock payable	1,554,298	1,554	54,867	(45,121)	–		11,300

Common stock issued for services & compensation	4,166,667	4,167	481,293	–	–	–	485,460

Amortization of stock options	–	–	181,234	–	–	–	181,234

Acquisition of ownership interest in Godfrey	4,000,000	4,000	–	–	(4,000)	–	–

Imputed interest	–	–	9,100	–	–	–	9,100

Contribution of officer salaries	–	–	45,000	–	–	–	45,000

Net loss from continuing operations for the period ended April 30, 2013	–	–	–	–	–	(1,061,196)	(1,061,196)

Balances, April 30, 2013 (Unaudited)	89,540,659	$89,540	$10,919,377	$172,993	$(4,000)	$(11,528,856)	$(350,946)

See accompanying notes to financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the Six Months Ended April 30,		Cumulative from Inception (June 5, 2007)
	2013	2012	to April 30, 2013
Cash flows from operating activities:
Net loss from continuing operations	$(1,061,196)	$(978,880)	(11,315,662)
Gain (loss) from discontinued operations	–	–	(213,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	677,994	559,838	5,798,772
Amortization of debt discount	–	–	236,787
Imputed interest expense	9,100	9,100	27,300
Loss on induced debt conversion	–	–	55,000
Gain on disposal of discontinued assets	–	–	(115,528)
Loss from impairment of goodwill	–	–	2,469,404
Depreciation expense	362	306	19,276
Loss from settlement with common stock	–	–	22,460
Impairment of fixed assets	–	–	82,500
Impairment of oil & gas interests	–	–	190,000
Contribution of officer salaries	45,000	–	412,025
Change in operating assets and liabilities:
Prepaid expenses	(3,168)	(2,376)	(3,960)
Security deposit	–	–	(1,584)
Due from Godfrey (China) Ltd	–	(42,000)	50,380
Accounts payable and accrued expenses	8,000	(8,319)	240,041
Income taxes payable	–	–	1,629
Accounts payable - related party	–	–	(4,379)
Accrued salary and payroll taxes	5,400	104,885	130,834
Accrued interest payable	–	–	125,508
Net cash used in operating activities	(318,508)	(357,446)	(1,792,391)

Cash flows from investing activities
Sale of equipment	–	–	82,500
Notes receivable	–	–	(26,000)
Purchase of equipment	–	(1,672)	(105,282)
Oil & gas working interest	–	–	(100,000)
Net cash used in investing activities	–	(1,672)	(148,782)

Cash flows from financing activities:
Common stock issued for cash	332,679	389,600	1,973,563

Net cash provided by financing activities	332,679	389,600	1,973,563

Net increase / decrease in cash	14,171	30,482	32,390
Cash, beginning of the period	18,219	36,876	–

Cash, end of the period	$32,390	$67,358	$32,390

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$6,161

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$–	$–	$136,000
Common stock issued for payment on outstanding wages	$–	$–	$105,000
Common stock issued for conversion of notes payable	$–	$–	$216,455
Common stock issued for finders fees	$300	$1,000	$2,173
Common stock issued for common stock payable	$56,421	$–	$56,421
Retirement of common shares	$–	$–	$5,400
Acquisition of oil and gas properties in exchange for note payable	$–	$–	$1,000,000
Acquisition of tooling assets	$–	$–	$82,500
Acquisition of intellectual property	$–	$–	$2,469,404
Beneficial conversion feature of convertible note payable	$–	$–	$216,455
Acquisition of ownership interest in Godfrey	$4,000	$–	$4,000

See accompanying notes to financial statements.

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

April 30, 2013

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

On April 5, 2013, the Company entered into separate Securities Purchase Agreements with Tina Kwan, Betty Li and Harbin Aerospace Company, LLC (“Harbin”), each of whom are holders of the capital stock of Godfrey (China) Limited (“Godfrey”), the Company’s 25%-owned Hong Kong subsidiary engaged in the development of the production facility in Guangzhou, China.

Pursuant to the Securities Purchase Agreements, Tina Kwan and Betty Li each agreed to transfer to the Company 125,000 shares of the capital stock of Godfrey and Harbin agreed to transfer to the Company 50,000 shares of the capital stock of Godfrey in consideration of the Company’s issuance of 2,000,000 shares of its common stock to each of Ms. Kwan and Ms. Li and 800,000 shares of its common stock to Harbin. In addition, the Company agreed that in the event all of the stock holders of Godfrey sell 100% of the issued and outstanding shares of Godfrey for cash, the Company will pay to Kwan, Li and Harbin the cash amount they would have received had they retained their Godfrey shares. The Godfrey shares transferred by Kwan, Li and Harbin represented all of the shares of capital stock of Godfrey held by them.

Upon the closing of the transactions under the Securities Purchase Agreements, the Company will increase its ownership of Godfrey from 25% to 55%. The transactions under the Securities Purchase Agreements will close subject to and upon the recording of the transfer of the Godfrey shares with the appropriate governmental agency in Hong Kong, which is expected to occur shortly.

As of the date of this report, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li. These shares were recorded as shares held in escrow at April 30, 2013 because the transactions were not approved by the Hong Kong Government. The Hong Kong Government had rejected the transactions once and the Company was resubmitting the documents with additional information. If the transactions are permanently rejected the shares issued to Ms. Kwan and Ms. Li will be returned.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $1,061,196 during the six months ended April 30, 2013, and an accumulated deficit of $11,528,856 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. As at April 30, 2013, the Company legally owns 25% of Godfrey. The investment in Godfrey has been accounted for under the Equity Method whereby the investment in Godfrey is treated as an asset. The asset has been determined to be fully impaired with no value being shown on the balance sheet. Income and losses proportional to the Company’s investment in Godfrey respectively increase or decrease the carrying value of the investment. Losses are only recognized to the extent of the Company’s investment in Godfrey. When and if the carrying value becomes zero, losses become suspended and are recognized only when Godfrey realizes income. At April 30, 2013 there were suspended losses of $583,648. See Note 4 for further discussion.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at April 30, 2013 or October 31, 2012.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		October 31, 2012
	Carrying Value October 31, 2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		April 30, 2013
	Carrying Value April 30, 2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of April 30, 2013 and October 31, 2012 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at April 30, 2013 and October 31, 2012.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $2,863,312 as of April 30, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $2,863,312 will expire in various years through 2032.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of April 30, 2013, the useful lives of the office equipment ranged from five years to seven years.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $11,528,856. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 18,000,000 shares outstanding as of April 30, 2013 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Six Months Ended April 30,
	2013	2012

Net loss from operations	$(1,061,196)	$(978,880)

Basic and diluted net loss from operations per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	78,055,992	63,126,151

The weighted average numbers of shares included in the calculation above are post-split.

Recently Adopted and Recently Enacted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

- Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

- Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market. In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3). Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”. Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired. At April 30, 2013, there were suspended losses of $583,648.

On April 5, 2013, the Company entered into separate Securities Purchase Agreements with Tina Kwan, Betty Li and Harbin Aerospace Company, LLC (“Harbin”), each of whom are holders of the capital stock of Godfrey (China) Limited (“Godfrey”), the Company’s 25%-owned Hong Kong subsidiary engaged in the development of the production facility in Guangzhou, China.

Pursuant to the Securities Purchase Agreements, Tina Kwan and Betty Li each agreed to transfer to the Company 125,000 shares of the capital stock of Godfrey and Harbin agreed to transfer to the Company 50,000 shares of the capital stock of Godfrey in consideration of the Company’s issuance of 2,000,000 shares of its common stock to each of Ms. Kwan and Ms. Li and 800,000 shares of its common stock to Harbin. In addition, the Company agreed that in the event all of the stock holders of Godfrey sell 100% of the issued and outstanding shares of Godfrey for cash, the Company will pay to Kwan, Li and Harbin the cash amount they would have received had they retained their Godfrey shares. The Godfrey shares transferred by Kwan, Li and Harbin represented all of the shares of capital stock of Godfrey held by them.

Upon the closing of the transactions under the Securities Purchase Agreements, the Company will increase its ownership of Godfrey from 25% to 55%. The transactions under the Securities Purchase Agreements will close subject to and upon the recording of the transfer of the Godfrey shares with the appropriate governmental agency in Hong Kong, which is expected to occur shortly.

As of the date of this report, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li. These shares were recorded as shares held in escrow at April 30, 2013 because the transactions were not approved by the Hong Kong Government. The Hong Kong Government had rejected the transactions once and the Company was resubmitting the documents with additional information. If the transactions are permanently rejected the shares issued to Ms. Kwan and Ms. Li will be returned.

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

As of April 30, 2013, the Company had office equipment of $3,506, net of accumulated depreciation of $1,776. For the six months ended April 30, 2013 and 2012, the Company recorded depreciation expense of $362 and $306, respectively.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.0859, was $171,888. For the six months ended April 30, 2013 and 2012, $28,648 and $28,648 were amortized as stock based compensation expense, respectively.

During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000.

During the six months ended April 30, 2013, Mr. McKay waived $45,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $45,000.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the six months ended April 30, 2013 and 2012, the Company recorded imputed interest of $9,100 and $9,100, respectively.

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

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000. During the six months ended April 30, 2013, Mr. McKay waived $45,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $45,000.

Since January 31, 2013, the Company stopped accruing salaries to Mr. McKay based on the agreement. As of April 30, 2013, the total accrued salaries owed to Mr. McKay were $0.

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

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At April 30, 2013 and October 31, 2012, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At April 30, 2013 and October 31, 2012, there were 89,540,659 and 73,367,389 shares issued and outstanding, respectively.

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

During the three months ended April 30, 2013, 1,554,298 shares were issued to relieve the common stock payable of $56,421.

On November 16, 2012, the Company issued 566,667 shares of common stock to a consultant for services to be performed during 2013. The shares were valued at $64,260 based on the closing stock price on November 16, 2012 which was the date of the agreement between the consultant and the Company as the shares were granted without performance contingencies.

On April 29, 2013, the Company issued total of 3,600,000 shares of common stock to its Board of Directors for services. The shares were valued at $421,200 based on the closing stock price on the date of the restricted stock grant.

During the six months ended April 30, 2013, the Company entered into various purchase agreements with accredited investors for the sale of 9,182,718 shares of its common stock at prices between $0.025 and $0.04 per share. For the 1,000,000 shares sold at $0.025, additional stock expense was recorded due to the difference of $11,300 (1,000,000 shares times $0.0113 per share) between $0.025 and $0.0363 sales prices; of which $0.0363 has been the regular sales price of stock for cash by the Company. The adjustment was recorded as an increase in common stock payable. Cash of $332,679 was received and 6,152,305 shares were issued during the quarter ended April 30, 2013. In connection with the these stock purchase agreements, the Company issued 300,000 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On April 5, 2013, the Company entered into separate Securities Purchase Agreements with Tina Kwan, Betty Li and Harbin Aerospace Company, LLC (“Harbin”), each of whom are holders of the capital stock of Godfrey (China) Limited (“Godfrey”), the Company’s 25%-owned Hong Kong subsidiary engaged in the development of the production facility in Guangzhou, China.

Pursuant to the Securities Purchase Agreements, the Company issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li. These shares were recorded as shares held in escrow at April 30, 2013 because the transactions were not approved by the Hong Kong Government at of the date of this report.

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

Using the Black-Scholes Pricing Model, for the six months ended April 30, 2013 and 2012, $152,586 and $152,586, respectively, were amortized as stock based compensation in connection with the stock option grants above.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the six months ended April 30, 2013 and 2012, $28,648 and $28,648 was amortized as stock based compensation, respectively.

No additional options or warrants were granted, cancelled, exercised, or expired during the six months ended April 30, 2013.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to April 30, 2013 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following event occurred since April 30, 2013:

•	In May 2013, the Company issued 3,000,000 shares of its common stock to relieve the common stock payable of $97,600.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

On April 5, 2013, the Company entered into separate Securities Purchase Agreements with Tina Kwan, Betty Li and Harbin Aerospace Company, LLC (“Harbin”), each of whom are holders of the capital stock of Godfrey (China) Limited (“Godfrey”), the Company’s 25%-owned Hong Kong subsidiary engaged in the development of the production facility in Guangzhou, China.

Pursuant to the Securities Purchase Agreements, Tina Kwan and Betty Li each agreed to transfer to the Company 125,000 shares of the capital stock of Godfrey and Harbin agreed to transfer to the Company 50,000 shares of the capital stock of Godfrey in consideration of the Company’s issuance of 2,000,000 shares of its common stock to each of Ms. Kwan and Ms. Li and 800,000 shares of its common stock to Harbin. In addition, the Company agreed that in the event all of the stock holders of Godfrey sell 100% of the issued and outstanding shares of Godfrey for cash, the Company will pay to Kwan, Li and Harbin the cash amount they would have received had they retained their Godfrey shares. The Godfrey shares transferred by Kwan, Li and Harbin represented all of the shares of capital stock of Godfrey held by them.

Upon the closing of the transactions under the Securities Purchase Agreements, the Company will increase its ownership of Godfrey from 25% to 55%. The transactions under the Securities Purchase Agreements will close subject to and upon the recording of the transfer of the Godfrey shares with the appropriate governmental agency in Hong Kong, which is expected to occur shortly.

As of the date of this report, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li. These shares were recorded as shares held in escrow at April 30, 2013 because the transactions were not approved by the Hong Kong Government. The Hong Kong Government had rejected the transactions once and the Company was resubmitting the documents with additional information. If the transactions are permanently rejected the shares issued to Ms. Kwan and Ms. Li will be returned.

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings.  We own 25% of the capital stock of Godfrey.  Although we have no written agreements with Godfrey concerning our distribution of its products, we expect to market and distribute the products manufactured by Godfrey.  Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of Godfrey’s initial line of bearings. Godfrey has received final approval from NAVAIR on March 5, 2013 and expects to commence manufacturing operations in the third quarter of 2013.  Subject to our receipt of at least an additional $300,000 of capital, we expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the fourth quarter of 2013.

Results of Operations

Six Months Ended April 30, 2013 and 2012

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2013, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the six months ended April 30, 2013, we incurred $1,052,096 of operating expenses compared to $966,238 during the six months ended April 30, 2012.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The increase in operating expenses for the six months ended April 30, 2013 compared to the same period in fiscal 2012 was primarily resulted from issuance of common stock to board of directors and consultants. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the six months ended April 30, 2013 and 2012, we incurred a net loss from operations of $1,061,196 and $978,880, respectively. The increase was primarily resulted from issuance of common stock to board of directors and consultants.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2013, we had total assets of $41,440 and a working capital deficit of $356,036.  Since April 30, 2013, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2013 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2013.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended April 30, 2013, the Company entered into various purchase agreements with accredited investors for the sale of 9,182,718 shares of its common stock at prices between $0.025 and $0.04 per share. Cash of $332,679 was received and 6,152,305 shares were issued during the quarter ended April 30, 2013. In connection with the these stock purchase agreements, the Company issued 300,000 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

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

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

10.1	Securities Purchase Agreement dated March 25, 2013 between Registrant and Tina Kwan	Filed as an exhibit to Registrant’s Form 8-K dated April 11, 2013

10.2	Securities Purchase Agreement dated March 25, 2013 between Registrant and Betty Li	Filed as an exhibit to Registrant’s Form 8-K dated April 11, 2013

10.3	Securities Purchase Agreement dated April 5, 2013 between Registrant and Harbin Aerospace Company, LLC	Filed as an exhibit to Registrant’s Form 8-K dated April 11, 2013

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	June 19, 2013	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

