Form 10-Q
period 2013-07-31
Trans-Pacific Aerospace Company, Inc.
filed 2013-09-18
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

As of September 16, 2013, the registrant had 97,090,659  shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of July 31, 2013 (Unaudited) and October 31, 2012 (Audited)	F-1

	Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended July 31, 2013 and 2012 and the period from inception (June 5, 2007) to July 31, 2013	F-2

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception (June 5, 2007) to July 31, 2013 (Unaudited)	F-3

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended July 31, 2013 and 2012 and the period from inception (June 5, 2007) to July 31, 2013	F-4

	Notes to Consolidated Unaudited Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4.	Controls and Procedures	3

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 6.	Exhibits	5

Signatures		6

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	July 31,	October 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$11,244	$18,219
Prepaid expenses	1,584	792
Total current assets	12,828	19,011

Non-Current assets
Office equipment, net of accumulated depreciation of $1,957 and $1,414, respectively	6,449	3,868
Security deposit	1,584	1,584
Total non-current assets	8,033	5,452

Total assets	$20,861	$24,463

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$117,661	$91,661
Income taxes payable	1,951	1,629
Accrued salary and payroll taxes	25,833	20,433
Accrued interest payable	5,263	5,263
Other payable - related parties	179,053	–
Convertible note payable, currently in default	260,000	260,000
Total current liabilities	589,761	378,986

Total liabilities	589,761	378,986

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized.
No shares issued and outstanding at July 31, 2013 and October 31, 2012	–	–
Common stock, par value $0.001, 150,000,000 shares authorized.
97,090,659 shares issued and outstanding at July 31, 2013 and 73,367,389 shares issued and outstanding at October 31, 2012	97,090	73,367
Additional paid-in capital	11,713,644	9,920,360
Common stock to be issued	137,693	119,410
Non-Controlling Interest	(80,719)	–
Deficit accumulated during the development stage	(12,436,608)	(10,467,660)

Total stockholders' (deficit)	(568,900)	(354,523)

Total liabilities and stockholders' (deficit)	$20,861	$24,463

See accompanying notes to financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Balance Sheets

Consolidated Statements of Operations (Unaudited)

	For the Three Months ended July 31,		For the Nine Months ended July 31,		Cumulative from Inception (June 5, 2007)
	2013	2012	2013	2012	to July 31, 2013

Operating expenses
Professional fees	$15,785	$19,106	$66,581	$92,304	$819,439
Consulting	–	–	–	26,250	290,250
Other general and administrative	359,316	240,915	1,360,616	1,107,705	7,623,339

Total operating expenses	375,101	260,021	1,427,197	1,226,259	8,733,028

Operating loss from continuing operations	(375,101)	(260,021)	(1,427,197)	(1,226,259)	(8,733,028)

Impairment of goodwill	–	–	–	–	(2,469,404)
Impairment of acquisition	(528,101)	–	(528,101)	–	(528,101)
Loss on induced debt conversion	–	–	–	–	(55,000)
Bad debt expense	–	–	–	–	(35,733)
Interest expense, net	(4,550)	(4,550)	(13,650)	(13,650)	(394,358)

Net loss from continuing operations	$(907,752)	$(264,571)	$(1,968,948)	$(1,239,909)	$(12,215,624)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	–	–	(213,194)

Loss before income taxes	(907,752)	(264,571)	(1,968,948)	(1,239,909)	(12,428,818)

Income taxes	–	(3)	–	(3,545)	(7,790)

Net Loss	(907,752)	(264,574)	(1,968,948)	(1,243,454)	(12,436,608)

Less: Loss attributable to non-controlling interest	$(9,945)	$–	$(9,945)	$–	$(9,945)

Net Loss attributable to the Company	$(917,697)	$(264,574)	$(1,978,893)	$(1,243,454)	$(12,446,553)

Basic and dilutive net loss from operations per share	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	93,295,007	70,537,734	83,191,484	65,614,712

See accompanying notes to financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock To Be	Accumulated Non Controlling	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Interest	Stage	Total

Inception, June 5, 2007	–	$–	$–	$–	$–	$–	$–

Common stock issued for cash	13,140,000	13,140	253,161	–	–	–	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	–	–	–	90,000

Net loss from continuing operations for the year ended October 31, 2007	–	–	–	–	–	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$–	$–	$(13,363)	$342,938

Net loss from continuing operations for the year ended October 31, 2008	–	–	–	–	–	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$–	$–	$(61,260)	$295,041

Common stock retired	(5,250,000)	(5,250)	5,250	–	–	–	–

Common stock issued for services	550,000	550	378,950	–	–	–	379,500

Common stock issued for cash	52,083	52	24,930	–	–	–	24,982

Net loss from continuing operations for the year ended October 31, 2009	–	–	–	–	–	(606,809)	(606,809)

Net loss from discontinued operations for the year ended October 31, 2009	–	–	–	–	–	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$–	$–	$(951,206)	$(190,423)

Common stock issued for cash	3,091,700	3,092	226,890	–	–	–	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	–	–	–	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	–	–	–	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	–	–	–	113,947

Common stock issued for services	3,250,000	3,250	803,871	–	–	–	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	–	–	–	1,992,000

Beneficial conversion feature of convertible note payable	–	–	216,455	–	–	–	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	–	–	–	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	–	–	–	127,600

Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	–	–	–	294,185

Contributed capital, from Godfrey	–	–	50,380	–	–	–	50,380

Amortization of stock options	–	–	18,051	–	–	–	18,051

Common stock to be issued for services	–	–	–	165,000	–	–	165,000

Net loss from continuing operations for the year ended October 31, 2010	–	–	–	–	–	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$–	$(5,886,290)	$(348,639)

Common stock issued for cash	10,869,000	10,869	560,177	–	–	–	571,046

Common stock issued in lieu of finders fees	848,000	848	(848)	–	–	–	–

Common stock issued for Board of Directors services	3,000,000	3,000	507,000	–	–	–	510,000

Common stock issued for services & compensation	3,338,000	3,338	287,662	–	–	–	291,000

Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	–	–	–	88,855

Additional paid in capital from induced debt conversion	–	–	55,000	–	–	–	55,000

Amortization of stock options	–	–	1,333,467	–	–	–	1,333,467

Common stock to be issued for services	–	–	–	33,000	–	–	33,000

Common stock retired/cancelled	(150,000)	(150)	150	–	–	–	–

Contribution of officer salaries			37,025				37,025

Net loss from continuing operations for the year ended October 31, 2011	–	–	–	–	–	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$–	$(8,930,441)	$(473,397)

Common stock issued for cash	13,098,145	13,098	483,802	56,421	–	–	553,321

Common stock issued in lieu of finders fees	1,025,000	1,025	(1,025)	–	–	–	–

Common stock issued for Board of Directors services	3,500,000	3,500	346,500	–	–	–	350,000

Common stock issued for services & compensation	1,575,000	1,575	175,540	(135,011)	–	–	42,104

Amortization of stock options	–	–	362,468	–	–	–	362,468

Imputed interest	–	–	18,200	–	–	–	18,200

Contribution of officer salaries	–	–	330,000	–	–	–	330,000

Net loss from continuing operations for the year ended October 31, 2012	–	–	–	–	–	(1,537,219)	(1,537,219)

Balances, October 31, 2012	73,367,389	$73,367	$9,920,360	$119,410	$–	$(10,467,660)	$(354,523)

Common stock issued for cash	12,152,305	12,152	450,723	1,104	–	–	463,979

Common stock issued in lieu of finders fees	600,000	600	(600)	–	–	–	–

Common stock issued for common stock payable	1,554,298	1,554	54,867	(56,421)	–		–

Common stock issued for services & compensation	5,416,667	5,417	593,793	–	–	–	599,210

Amortization of stock options	–	–	271,851	–	–	–	271,851

Acquisition of ownership interest in Godfrey	4,000,000	4,000	364,000	73,600	(70,774)		370,826

Imputed interest	–	–	13,650	–	–	–	13,650

Contribution of officer salaries	–	–	45,000	–	–	–	45,000

Other comprehensive loss	–	–	–	–	(9,945)	–	(9,945)

Net loss from continuing operations for the period ended July 31, 2013	–	–	–	–	–	(1,968,948)	(1,968,948)

Balances, July 31, 2013 (Unaudited)	97,090,659	$97,090	$11,713,644	$137,693	$(80,719)	$(12,436,608)	$(568,900)

See accompanying notes to financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended July 31,		Cumulative from Inception (June 5, 2007)
	2013	2012	to July 31, 2013
Cash flows from operating activities:
Net loss from continuing operations	$(1,968,948)	$(1,243,454)	(12,223,414)
Gain (loss) from discontinued operations	–	–	(213,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	871,061	650,455	5,991,839
Amortization of debt discount	–	–	236,787
Imputed interest expense	13,650	13,650	31,850
Loss on induced debt conversion	–	–	55,000
Gain on disposal of discontinued assets	–	–	(115,528)
Loss from impairment of goodwill	–	–	2,469,404
Depreciation expense	543	459	19,457
Loss from settlement with common stock	–	–	22,460
Impairment of Godfrey ownership interest	528,101	–	528,101
Impairment of fixed assets	–	–	82,500
Impairment of oil & gas interests	–	–	190,000
Contribution of officer salaries	45,000	–	412,025
Change in operating assets and liabilities:
Prepaid expenses	(792)	–	(1,584)
Security deposit	–	–	(1,584)
Due from Godfrey (China) Ltd	–	(12,100)	50,380
Due to Godfrey (China) Ltd		(30,000)
Accounts payable and accrued expenses	26,000	12,196	258,041
Income taxes payable	–	–	1,629
Accounts payable - related party	12,155	–	7,776
Accrued salary and payroll taxes	5,400	153,327	130,834
Accrued interest payable	–	–	125,508
Net cash used in operating activities	(467,830)	(455,467)	(1,941,713)

Cash flows from investing activities
Sale of equipment	–	–	82,500
Notes receivable	–	–	(26,000)
Purchase of equipment	(3,124)	(1,672)	(108,406)
Oil & gas working interest	–	–	(100,000)
Net cash used in investing activities	(3,124)	(1,672)	(151,906)

Cash flows from financing activities:
Common stock issued for cash	463,979	460,600	2,104,863
Net cash provided by financing activities	463,979	460,600	2,104,863

Net increase / decrease in cash	(6,975)	3,461	11,244
Cash, beginning of the period	18,219	36,876	–

Cash, end of the period	$11,244	$40,337	$11,244

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$–	$3,545	$6,161

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$–	$–	$136,000
Common stock issued for payment on outstanding wages	$–	$–	$105,000
Common stock issued for conversion of notes payable	$–	$–	$216,455
Common stock issued for finders fees	$600	$1,000	$2,473
Common stock issued for common stock payable	$56,421	$–	$56,421
Retirement of common shares	$–	$–	$5,400
Acquisition of oil and gas properties in exchange for note payable	$–	$–	$1,000,000
Acquisition of tooling assets	$–	$–	$82,500
Acquisition of intellectual property	$–	$–	$2,469,404
Beneficial conversion feature of convertible note payable	$–	$–	$216,455
Acquisition of ownership interest in Godfrey	$528,101	$–	$528,101

See accompanying notes to financial statements.

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Consolidated Unaudited Financial Statements

Jul 31, 2013

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

On June 21, 2013, upon the closing of the transactions under the Securities Purchase Agreements, the Company increased its ownership of Godfrey from 25% to 55%.

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at June 21, 2013 since the shares had not been issued at of the date of the report. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $156,953, incomes taxes owed to Hong Kong by $322, common stock of $4,000, addition paid in capital of $364,000, and common stock payable of $73,600; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized primarily due to the fact that Godfrey has not produced any revenue in its operations in addition to the fact that no assets were acquired as a result of this transaction. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented below.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $1,968,948 during the nine months ended July 31, 2013, and an accumulated deficit of $12,436,608 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Consolidation

Accounting policies used by the Company and the Company’s subsidiaries conform to US GAAP. Significant policies are discussed below. The Company’s consolidated accounts include the Company’s accounts and the accounts of the Company’s subsidiaries of which we own a 50% interest or greater.

These consolidated financial statements include the accounts of the parent company Trans-pacific Aerospace Company, Inc., and the majority owned subsidiary: Godfrey. All intercompany transactions have been eliminated.

Non-controlling interests

The Company accounts for changes in our controlling interests of subsidiaries according to Accounting Codification Standards 810 – Consolidations (“ASC 810”). ASC 810 requires that the Company record such changes as equity transactions, recording no gain or loss on such a sale.

The Company’s non-controlling interest arises from the purchase of equity in Godfrey. It represents the portion of Godfrey that is not owned. ASC 810 requires that the Company account for the equity and income or loss on that operation separately from the Company’s other activities. In the equity section of the Consolidated Balance Sheet, the Company presents the portion of the negative equity attributable to non-controlling interests in Godfrey. In the Consolidated Statement of Operations, the Company presents the portion of current period net loss in Godfrey attributable to non-controlling interests.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at July 31, 2013 or October 31, 2012.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		July 31, 2013
	Carrying
	Value
	July 31,
	2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000
Other payable - related party	$179,053	$–	$–	$179,053
Tax payable	$322	$–	$–	$322

		Fair Value Measurements at
		October 31, 2012
	Carrying
	Value
	October 31,
	2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of July 31, 2013 and October 31, 2012 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at July 31, 2013 and October 31, 2012.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $3,045,345 as of July 31, 2013 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $3045,345 will expire in various years through 2032. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of July 31, 2013, the useful lives of the office equipment ranged from five years to seven years.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $12,075,727. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 18,000,000 shares outstanding as of July 31, 2013 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Nine Months Ended July 31,
	2013	2012

Net loss from operations	$(1,968,948)	$(1,243,454)

Basic and diluted net loss from operations per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	83,191,484	65,614,712

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. As of July 31, 2013, The Company legally owns 55% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market. In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3). Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired.

On April 5, 2013, the Company entered into separate Securities Purchase Agreements with Tina Kwan, Betty Li and Harbin Aerospace Company, LLC (“Harbin”), each of whom are holders of the capital stock of Godfrey (China) Limited (“Godfrey”), the Company’s 55%-owned Hong Kong subsidiary engaged in the development of the production facility in Guangzhou, China.

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

On June 21, 2013, upon the closing of the transactions under the Securities Purchase Agreements, the Company increased its ownership of Godfrey from 25% to 55%.

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at June 21, 2013 since the shares had not been issued at of the date of the report. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $156,953, incomes taxes owed to Hong Kong by $322, common stock of $4,000, addition paid in capital of $364,000, and common stock payable of $73,600; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized primarily due to the fact that Godfrey has not produced any revenue in its operations in addition to the fact that no assets were acquired as a result of this transaction. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented below.

The Company acquired liabilities including other payables to related parties and taxes payable to the Hong Kong government. The transaction was deemed to be a business combination pursuant to the FASB standards.

The following table summarizes the entry recording the liabilities acquired:

Other payable – related party	$156,953
Taxes payable	322
Common stock	4,000
Additional paid in capital	364,000
Common stock to be issued	73,600
Non-controlling interest	(70,774)
Impairment on acquisition	(528,101)
Total	$–

At June 21, 2013 a valuation of the purchase price was performed by an independent valuation expert who determined that the acquisition costs were fully impaired. Accordingly, the costs were written off for the full cost of the acquisition on June 21, 2013.

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

As of July 31, 2013, the Company had office equipment of $6,449, net of accumulated depreciation of $1,957. For the nine months ended July 31, 2013 and 2012, the Company recorded depreciation expense of $543 and $459, respectively.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.0859, was $171,888. For the nine months ended July 31, 2013 and 2012, $28,648 and $28,648 were amortized as stock based compensation expense, respectively.

During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000.

During the nine months ended July 31, 2013, Mr. McKay waived $45,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $45,000.

On April 5, 2013, the Company entered into separate Securities Purchase Agreements with Tina Kwan, Betty Li and Harbin Aerospace Company, LLC (“Harbin”), each of whom are holders of the capital stock of Godfrey (China) Limited (“Godfrey”), and therefore related parties, the Company’s 55%-owned Hong Kong subsidiary engaged in the development of the production facility in Guangzhou, China.

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

On June 21, 2013, upon the closing of the transactions under the Securities Purchase Agreements, the Company increased its ownership of Godfrey from 25% to 55%.

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at June 21, 2013 since the shares had not been issued at of the date of the report. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $156,953, incomes taxes owed to Hong Kong by $322, common stock of $4,000, addition paid in capital of $364,000, and common stock payable of $73,600; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized primarily due to the fact that Godfrey has not produced any revenue in its operations in addition to the fact that no assets were acquired as a result of this transaction.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the nine months ended July 31, 2013 and 2012, the Company recorded imputed interest of $13,650 and $13,650, respectively.

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

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000. During the nine months ended July 31, 2013, Mr. McKay waived $45,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $45,000.

Since January 31, 2013, the Company stopped accruing salaries to Mr. McKay based on the agreement. As of July 31, 2013, the total accrued salaries owed to Mr. McKay were $0.

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

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At July 31, 2013 and October 31, 2012, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At July 31, 2013 and October 31, 2012, there were 97,090,659 and 73,367,389 shares issued and outstanding, respectively.

Fiscal year 2010:

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

On June 5, 2010, the Company hired Equiti-Trend as the Company’s public and investor relations, to perform public and investor relations under the terms set forth in the engagement letter which provided for cancellation by either party on 30 days notice. Pursuant to the engagement letter, the Company agreed to issue Equiti-Trend up to 1,800,000 shares of the Company’s restricted common stock as sole compensation for its services for a nine-month service period. The Company issued 300,000 restricted common shares valued at $45,000 upon execution of the agreement. The shares were valued based on the closing stock price on the date of the agreement.

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

Fiscal year 2011:

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

Fiscal year 2012:

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

Fiscal year 2013:

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

During the nine months ended July 31, 2013, the Company entered into various purchase agreements with accredited investors for the sale of 12,182,718 shares of its common stock at prices between $0.025 and $0.04 per share. For the 1,000,000 shares sold at $0.025, additional stock expense was recorded due to the difference of $11,300 (1,000,000 shares times $0.0113 per share) between $0.025 and $0.0363 sales prices; of which $0.0363 has been the regular sales price of stock for cash by the Company. The adjustment was recorded as an increase in common stock payable. Cash of $463,979 was received and 12,152,305 shares were issued during the quarters ended July 31, 2013. In connection with the these stock purchase agreements, the Company issued 600,000 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On April 5, 2013, the Company entered into separate Securities Purchase Agreements with Tina Kwan, Betty Li and Harbin Aerospace Company, LLC (“Harbin”), each of whom are holders of the capital stock of Godfrey (China) Limited (“Godfrey”), the Company’s 25%-owned Hong Kong subsidiary engaged in the development of the production facility in Guangzhou, China.

Pursuant to the Securities Purchase Agreements, the Company issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at June 21, 2013 since the shares had not been issued at of the date of the acquisition.

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

Using the Black-Scholes Pricing Model, for the nine months ended July 31, 2013 and 2012, $228,879 and $228,879, respectively, were amortized as stock based compensation in connection with the stock option grants above.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the nine months ended July 31, 2013 and 2012, $42,972 and $42,972 was amortized as stock based compensation, respectively.

No additional options or warrants were granted, cancelled, exercised, or expired during the nine months ended July 31, 2013.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to July 31, 2013 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading. There are no such events that have occurred since July 31, 2013.

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at June 21, 2013 since the shares had not been issued at of the date of the acquisition. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $156,953, incomes taxes owed to Hong Kong by $322, common stock of $4,000, addition paid in capital of $364,000, and common stock payable of $73,600; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized primarily due to the fact that Godfrey has not produced any revenue in its operations in addition to the fact that no assets were acquired as a result of this transaction.

On June 21, 2013, upon the closing of the transactions under the Securities Purchase Agreements, the Company increased its ownership of Godfrey from 25% to 55%.

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on assisting Godfrey (China) Limited, a Hong Kong corporation, in the development of its production facility in Guangzhou, China and the design and engineering of Godfrey’s initial product line of spherical bearings. We own 55% of the capital stock of Godfrey. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of Godfrey’s initial line of bearings. Godfrey has received final approval from NAVAIR on March 5, 2013 and expects to commence manufacturing operations in the third quarter of 2013. Subject to our receipt of at least an additional $300,000 of capital, we expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the fourth quarter of 2013.

1

Results of Operations

Nine Months Ended July 31, 2013 and 2012

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2013, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings. During the nine months ended July 31, 2013, we incurred $1,427,197 of operating expenses compared to $1,226,259 during the nine months ended July 31, 2012. Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The increase in operating expenses for the nine months ended July 31, 2013 compared to the same period in fiscal 2012 was primarily resulted from issuance of common stock to board of directors and consultants. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the nine months ended July 31, 2013 and 2012, we incurred a net loss from operations of $1,968,948 and $1,243,454, respectively. The increase was primarily resulted from issuance of common stock to board of directors and consultants and impairment loss resulted from acquisition of additional ownership of Godfrey.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2013, we had total assets of $20,861 and a working capital deficit of $576,933. Since July 31, 2013, our working capital has decreased as a result of continuing losses from operations. We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

2

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of July 31, 2013 due to certain material weakness in our internal control over financial reporting. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2013.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2013, the Company issued 7,550,000 shares of its common stock, including 6,000,000 shares of common stock issued to accredited investors for cash in the amount of $228,800, 1,250,000 shares of common stock issued for compensatory purposes and 300,000 shares of common stock issued as finders fees. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

The aforementioned issuances were made pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder. All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act. The offering was conducted by management of the Company. The shares of common stock have not been, and will not be, registered under the 1933 Act and may not be offered or sold absent registration or an applicable exemption from the registration requirements.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

______________

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	September 18, 2013	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

5