Form 10-K
period 2013-10-31
Trans-Pacific Aerospace Company, Inc.
filed 2014-02-13
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $5,340,285

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 109,290,659 shares as of February 7, 2014.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things, our commencement of manufacturing operations; our distribution of our products; our working capital requirements and results of operations; the further approvals of regulatory authorities; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions.  These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on the development of our production facility in Guangzhou, China and the design and engineering of our initial product line of spherical bearings. Our production facility in Guangzhou, China is held and operated by our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of Godfrey’s initial line of bearings. We received final approval from NAVAIR on March 5, 2013 and expect to commence the manufacture of our spherical bearings in the second quarter of 2014. We expect to commence marketing and distribution of sale of Godfrey’s initial product line of spherical bearings in the third quarter of 2014.

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

Godfrey (China) Limited

Our initial operations have focused on the Chinese bearings market and will be conducted through our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation located in Guangzhou, China.   On March 30, 2010, we acquired 25% of the outstanding share capital of Godfrey in exchange for our contribution to Godfrey of technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings.  These bearings and component parts are designed to meet the specifications and standards of NAVAIR and are widely used in the manufacture of commercial aircraft, among other products. In 2013 we acquired an additional 30% interest in Godfrey (China).

In September 2010, we opened our production facility in Guangzhou, China. As of the date of this report, the facility has received qualification approval by NAVAIR.  We expect that during the first quarter of 2014 the Guangzhou facility will be placed on the Society of Automotive Engineers (SAE) Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings.

Products

We are engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.  Our product designs address over 3,000 component parts that are utilized in new and used commercial aircraft and military aircraft, space vehicles, power plants and surface and undersea vessels.  Our initial products will be self-lubricating spherical bearings for commercial aircraft.  These bearings are integral to the operation of commercial aircraft and help with several flight-critical tasks, including aircraft flight controls and landing gear. We also intend to manufacture for sale bushings and rod-end bearings. We have received all regulatory approvals required for the manufacture and sale of our initial line of self-lubricating spherical bearings and bushings and intend to pursue regulatory approval of our initial line of rod-end bearings.

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

Manufacturing and Operations

We have not commenced commercial manufacture of our products.  Our initial operations have focused on the Chinese bearings market and will be conducted through our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation located in Guangzhou, China.  In September 2010, we opened our production facility in Guangzhou, China.

As of the date of this report, our Guangzhou facility has received qualification approval by the Naval Air Systems Command (“NAVAIR”) of the United States Navy.  During the second quarter of 2014 we expect that the Guangzhou facility will be placed on the Society of Automotive Engineers (SAE) Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings. We anticipate providing NAVAIR with test samples for approval under SAE-AS81935 for the production of rod end bearings by the fourth quarter of 2014.

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

In addition to our partners’ foreign based operations, we plan to establish our own manufacturing facility in the United States to provide component parts to U.S. military weapon systems and commercial aerospace end users.  We currently have no business relationships in place for the manufacture or sale of our products, other than the facilities of our 55%-owned subsidiary, Godfrey, located in Guangzhou, China.

The production of our spherical bearings will occur in six general steps: (1) machining of ball and race; (2) preparation of self-lubricating liners; (3) assembly of race and liner; (4) swaging of ball in race; (5) final curing; and (6) final machining. These general steps take approximately 14 days to complete and employ a variety of tools, equipment and processes, some of which can be outsourced or performed at different facilities.  For the foreseeable future, we expect that our production facilities and those of our partners will outsource the machining of the ball and race and the preparation of the liners.  All other steps will be conducted at our production facilities or the facilities of our foreign partners.  Our production facility in Guangzhou, China is presently capable of conducting all production steps, other than the machining of the ball and race, the preparation of the liners and final grinding of the bearings, at a capacity that will handle demand for the foreseeable future.

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

Our initial sales, marketing and distribution efforts will focus on the self-lubricated spherical bearings, bushings and rod-ends to be manufactured at our production facility, in Guangzhou, China.  We have received all regulatory approvals required for the manufacture and sale of our initial line of self-lubricating spherical bearings and bushings and intend to pursue regulatory approval of our initial line of rod-end bearings.

We expect to supplement the sales activities of our local-market partners with direct sales efforts by our executive management and internal sales staff.   During the first quarter of 2014, we signed a marketing and sales agreement with a Hong Kong aerospace marketing company with strong marketing and distribution ties to the Chinese market. We intend to implement a strategic brand management initiative that will seek to position the Trans-Pacific name as a global brand with local roots in various foreign countries.  In addition to standard primary touch points including OEMs, airlines and MROs, we will also reach out to leading bearing distributors, the sub-assembly industry and others.  We do not expect to market to the U.S. military until such time as we have established a U.S. based manufacturing facility.  Our marketing elements will include:

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

In order to sell component parts to the OEMs of commercial aircraft in the United States, our products must be approved by an OEM or government agency, such as NAVAIR.  These production approval holders provide quality control and performance criteria and oversight and, in effect, generally limit the number of suppliers directly servicing the commercial aerospace new parts market. In order to directly sell component parts to the aftermarket, we must conform to a separate set of FAA regulations providing for an independent parts manufacturing authority, or PMA, process, which enables suppliers who conform to FAA PMA requirements to sell products to the aftermarket, irrespective of whether the supplier is an approved supplier to the OEM for original equipment or products.

As of the date of this report, our Guangzhou facility has received qualification approval by NAVAIR. During the second quarter of 2014 we expect that the Guangzhou facility will be placed on the Society of Automotive Engineers (SAE) Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings. We anticipate providing NAVAIR with test samples for approval under SAE-AS81935 for the production of rod end bearings by the fourth quarter of 2014. Godfrey’s spherical bearings are now eligible for sale to OEMs in the U.S. Since the PMA process is unavailable to manufacturers in China, products produced at Godfrey’s facilities in China will not be entitled to be sold in the U.S. aftermarket directly by Godfrey. However, because TPAC is located in the USA, we intend to establish a facility in the United States through which TPAC would be able to sell to the aftermarket the parts manufactured by Godfrey’s facilities in China.

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

Our operations are also subject to a variety of worker and community safety laws. Our manufacturing facility in China is in compliance with all state and local laws.

Intellectual Property

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for noncompliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2014. Our operations in the USA do not involve any manufacturing or production and do not generate any hazardous waste.

Employees

As of the date of this report, we have one employee. We expect to add additional employees in fiscal 2014 subject to Godfrey’s commencement of manufacturing operations.

Available Information

Our website is located at www.tpacbearings.com and www.transpacificaerospace.com.  The information on or accessible through our website is not part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports and other information regarding our filings at www.sec.gov.

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

Risks Relating to Our Company and Business

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision.  We were incorporated in June 2007 to engage in the business of oil and gas exploration.  We terminated that business line in February 2010 and since then have been engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.  To date, our operations have focused on the development of our production facility in Guangzhou, China and the design and engineering of our initial product line of spherical bearings. While our chief executive officer, William McKay, has significant experience in the bearing manufacturing industry, our company has no prior operating experience in the manufacture or distribution of bearings.  Accordingly, there is little operating history upon which to judge our current operations or future success.  The likelihood of our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of a new business.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2013 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Our business is capital intensive and we will need additional capital to execute our business plan and fund operations, and we may not be able to obtain such capital on acceptable terms or at all.  As of October 31, 2013, we had total assets of $36,736 and a working capital deficit of $487,676.  Since October 31, 2013, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2013 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Our business strategy is dependent on our ability to establish local market joint ventures outside the United States.  A critical element of our business strategy is to establish joint venture or other business relationships with local partners in markets outside the United States who will provide manufacturing and sales capabilities. We established our initial operations through our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation located in Guangzhou, China. However, there is no assurance that we will be successful in establishing additional joint venture or other business relationships with local partners on terms acceptable to us.   In addition, our reliance on local market partners and joint venture structures will expose us to several risks, including:

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

We are not a Section 12 registrant, which means that we are not subject to the SEC’s proxy rules and our shareholders are not subject to the SEC’s beneficial ownership reporting rules.   As of the date of this report, we are required to file certain periodic reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, pursuant to Section 15(d) of the Securities Exchange Act of 1934.  Most SEC reporting companies, including all U.S. domiciled SEC reporting companies whose shares are listed on the NYSE or NASDAQ Stock Market, file reports with the SEC pursuant to Section 12 of the Exchange Act.  These so-called “Section 12 registrants” are required to file with the SEC, in addition to the aforementioned reports we are required to file, proxy or information statements in connection with any action taken by shareholders of the reporting company, and their shareholders are required to file with the SEC beneficial ownership reports on Schedules 13D and 13G pursuant to Section 13 of the Exchange Act and Forms, 3, 4 and 5 pursuant to Section 16 of the Exchange Act.  Until such time, if ever, as we become a Section 12 registrant, you will not have the benefit of the disclosure provided by SEC mandated proxy statement or information statements in connection with any voting or consents by our shareholders nor will you have the benefit of the disclosure provided by way of beneficial ownership reports by our shareholders.

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

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital.   Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of up to 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of February 7, 2014, we had an aggregate of 40,709,341 shares of our common stock and 5,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in San Marino, California. We lease approximately 480 square feet at the rate of $792 per month pursuant to a month to month agreement.  At such time as our increased operations warrant, we intend to acquire larger leased properties in the general Los Angeles, California area.

We lease a facility in the Luogang district of Guangzhou for operations within China. The facility is approximately 35,000 square feet. The lease rate is approximately $8,200 per month. The property is leased on an annual basis, with lease renewal every October. We lease an apartment in Tianhe District, Guangzhou China on an annual basis. The apartment is approximately 1,300 square feet. The lease rate is approximately $1,200 per month. The lease is renewed every September.

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.	Mine Safety Disclosures.

N/A.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "TPAC". The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the fiscal years ending October 31, 2013 and October 31, 2012.

2013	Low	High
Fourth Quarter	$0.05	$0.08
Third Quarter	$0.07	$0.12
Second Quarter	$0.09	$0.13
First Quarter	$0.08	$0.14

2012	Low	High
Fourth Quarter	$0.06	$0.14
Third Quarter	$0.06	$0.12
Second Quarter	$0.05	$0.09
First Quarter	$0.06	$0.11

Holders of Record

As of February 7, 2014, we had outstanding 109,290,659 shares of common stock, held by 42 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2013, we issued a total of 23,423,270 shares of our common stock, as more fully described in Note 9 to our audited consolidated financial statements, “Capital Stock Transactions – 2013 Fiscal Year”. All of the issuances were made pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder. All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act. We issued common shares in payment of finders’ fees pursuant to some of the transactions.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended October 31, 2013 and October 31, 2012 included elsewhere in this report.

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

In the second quarter of 2013, we agreed to issue 4,800,000 shares of our common stock to three shareholders of our subsidiary, Godfrey (China) Limited (“Godfrey”), in exchange for their transfer to us of a total of 30% of the outstanding capital stock of Godfrey. One of the parties was Harbin Aerospace Company, LLC, our largest shareholder which is controlled by the wife of our chief executive officer, William R. McKay. Harbin transferred to us five percent of the capital stock of Godfrey in exchange for our issuance of 800,000 common shares. Upon the closing of the transactions, we increased our ownership of Godfrey from 25% to 55%.

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on the development of our production facility in Guangzhou, China and the design and engineering of our initial product line of spherical bearings. Our production facility in Guangzhou, China is held and operated by our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of our initial line of bearings. We received final approval from NAVAIR on March 5, 2013 and expect to commence manufacturing operations in the second quarter of 2014. We expect to commence marketing and distribution of sale of ours initial product line of spherical bearings in the fourth quarter of 2014.

Results of Operations - Years Ended October 31, 2013 and 2012

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2014, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the 2013 fiscal year, we incurred $1,781,965 of expenses compared to $1,478,822 during fiscal 2012.  Our operating expenses consist primarily of general and administrative expenses and the increase in operating expenses from fiscal 2012 to fiscal 2013 was attributable primarily to increase in stock based compensation, professional fees, and consulting fees.  We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the 2013 fiscal year, we incurred a net loss before income taxes from continuing operations of $2,336,516 compared to a net loss from continuing operations of $1,532,755 during fiscal 2012.  The increase in our net loss in 2013 was attributable primarily to increased general and administrative expenses described above and an impairment charge of $528,101 relating to our acquisition of an additional 30% interest in our Godfrey subsidiary during fiscal 2013. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue from operations and lacks sufficient capital to implement its business plan.

For the year ended October 31, 2013, as a result of the increased ownership to 55% in Godfrey, we recorded non-controlling interest of $116,553. The net loss attributable to the Company was $2,291,644 for the year ended October 31, 2013.

Financial Condition

Liquidity and Capital Resources

As of October 31, 2013, we had total assets of $36,736 and a working capital deficit of $487,676.  Since October 31, 2013, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2013 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Trans-Pacific Aerospace Company, Inc. (A Development Stage Company) as of October 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from November 1, 2008 to October 31, 2011. The financial statements for the period from Inception (June 5, 2007) to October 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans-Pacific Aerospace Company, Inc. as of October 31, 2013 and 2012, and the consolidated results of its operations and cash flows for the years then ended and for the period from November 1, 2008 to October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 13, 2014

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	October 31,	October 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$27,456	$18,219
Prepaid expenses	1,584	792
Total current assets	29,040	19,011

Non-Current assets
Office equipment, net of accumulated depreciation of $2,294 and $1,414, respectively	6,112	3,868
Security deposit	1,584	1,584
Total non-current assets	7,696	5,452

Total assets	$36,736	$24,463

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$185,819	$91,661
Income taxes payable	1,951	1,629
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	5,740	5,263
Other payable - related parties	35,000	–
Convertible note payable, net of discount	7,773	–
Convertible note payable, currently in default	260,000	260,000
Total current liabilities	516,716	378,986

Total liabilities	516,716	378,986

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized. No shares issued and outstanding at October 31, 2013 and Ocotber 31, 2012	–	–
Common stock, par value $0.001, 150,000,000 shares authorized. 100,790,659 shares issued and outstanding at October 31, 2013 and 73,367,389 shares issued and outstanding at October 31, 2012	100,790	73,367
Additional paid-in capital	12,157,394	9,920,360
Common stock to be issued	137,693	119,410
Non-controlling interest	(116,553)	–
Deficit accumulated during the development stage	(12,759,304)	(10,467,660)

Total stockholders' (deficit)	(479,980)	(354,523)

Total liabilities and stockholders' (deficit)	$36,736	$24,463

See accompanying notes to consolidated financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statements of Operations

			Cumulative
	For the Year ended		from Inception
	October 31,		(June 5, 2007)
	2013	2012	to October 31, 2013

Operating expenses
Professional fees	$94,316	$140,092	$847,174
Consulting	–	26,250	290,250
Other general and administrative	1,687,649	1,312,480	7,950,372

Total operating expenses	1,781,965	1,478,822	9,087,796

Operating loss from continuing operations	(1,781,965)	(1,478,822)	(9,087,796)

Impairment of goodwill	–	–	(2,469,404)
Impairment of acquisition	(528,101)	–	(528,101)
Loss on induced debt conversion	–	–	(55,000)
Bad debt expense	–	(35,733)	(35,733)
Interest expense, net	(26,450)	(18,200)	(407,158)

Net loss from continuing operations	$(2,336,516)	$(1,532,755)	$(12,583,192)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	(213,194)

Loss before income taxes	(2,336,516)	(1,532,755)	(12,796,386)

Income taxes	(907)	(4,464)	(8,697)

Net Loss	(2,337,423)	(1,537,219)	(12,805,083)

Less: Loss attributable to non-controlling interest	$(45,779)	$–	(45,779)

Net Loss attributable to the Company	$(2,291,644)	$(1,537,219)	$(12,759,304)

Basic and dilutive net loss from operations per share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	86,867,166	67,440,727

See accompanying notes to consolidated financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

						Deficit
					Deficit	Accumulated
				Common	Accumulated	during
			Additional	Stock	Non	the
	Common Stock		Paid-In	To Be	Controlling	Development
	Shares	Amount	Capital	Issued	Interest	Stage	Total
Inception, June 5, 2007	–	$–	$–	$–	$–	$–	$–

Common stock issued for cash	13,140,000	13,140	253,161	–	–	–	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	–	–	–	90,000

Net loss from continuing operations for the year ended October 31, 2007	–	–	–	–	–	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$–	$–	$(13,363)	$342,938

Net loss from continuing operations for the year ended October 31, 2008	–	–	–	–	–	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$–	$–	$(61,260)	$295,041

Common stock retired	(5,250,000)	(5,250)	5,250	–	–	–	–

Common stock issued for services	550,000	550	378,950	–	–	–	379,500

Common stock issued for cash	52,083	52	24,930	–	–	–	24,982

Net loss from continuing operations for the year ended October 31, 2009	–	–	–	–	–	(606,809)	(606,809)

Net loss from discontinued operations for the year ended October 31, 2009	–	–	–	–	–	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$–	$–	$(951,206)	$(190,423)

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

(continued)

						Deficit
					Deficit	Accumulated
				Common	Accumulated	during
			Additional	Stock	Non	the
	Common Stock		Paid-In	To Be	Controlling	Development
	Shares	Amount	Capital	Issued	Interest	Stage	Total

Common stock issued for cash	3,091,700	3,092	226,890	–	–	–	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	–	–	–	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	–	–	–	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	–	–	–	113,947

Common stock issued for services	3,250,000	3,250	803,871	–	–	–	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	–	–	–	1,992,000

Beneficial conversion feature of convertible note payable	–	–	216,455	–	–	–	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	–	–	–	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	–	–	–	127,600

Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	–	–	–	294,185

Contributed capital, from Godfrey	–	–	50,380	–	–	–	50,380

Amortization of stock options	–	–	18,051	–	–	–	18,051

Common stock to be issued for services	–	–	–	165,000	–	–	165,000

Net loss from continuing operations for the year ended October 31, 2010	–	–	–	–	–	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$–	$(5,886,290)	$(348,639)

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

(continued)

						Deficit
					Deficit	Accumulated
				Common	Accumulated	during
			Additional	Stock	Non	the
	Common Stock		Paid-In	To Be	Controlling	Development
	Shares	Amount	Capital	Issued	Interest	Stage	Total

Common stock issued for cash	10,869,000	10,869	560,177	–	–	–	571,046

Common stock issued in lieu of finders fees	848,000	848	(848)	–	–	–	–

Common stock issued for Board of Directors services	3,000,000	3,000	507,000	–	–	–	510,000

Common stock issued for services & compensation	3,338,000	3,338	287,662	–	–	–	291,000

Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	–	–	–	88,855

Additional paid in capital from induced debt conversion	–	–	55,000	–	–	–	55,000

Amortization of stock options	–	–	1,333,467	–	–	–	1,333,467

Common stock to be issued for services	–	–	–	33,000	–	–	33,000

Common stock retired/cancelled	(150,000)	(150)	150	–	–	–	–

Contribution of officer salaries			37,025				37,025

Net loss from continuing operations for the year ended October 31, 2011	–	–	–	–	–	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$–	$(8,930,441)	$(473,397)

Common stock issued for cash	13,098,145	13,098	483,802	56,421	–	–	553,321

Common stock issued in lieu of finders fees	1,025,000	1,025	(1,025)	–	–	–	–

Common stock issued for Board of Directors services	3,500,000	3,500	346,500	–	–	–	350,000

Common stock issued for services & compensation	1,575,000	1,575	175,540	(135,011)	–	–	42,104

Amortization of stock options	–	–	362,468	–	–	–	362,468

Imputed interest	–	–	18,200	–	–	–	18,200

Contribution of officer salaries	–	–	330,000	–	–	–	330,000

Net loss from continuing operations for the year ended October 31, 2012	–	–	–	–	–	(1,537,219)	(1,537,219)

Balances, October 31, 2012	73,367,389	$73,367	$9,920,360	$119,410	$–	$(10,467,660)	$(354,523)

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

(continued)

						Deficit
					Deficit	Accumulated
				Common	Accumulated	during
			Additional	Stock	Non	the
	Common Stock		Paid-In	To Be	Controlling	Development
	Shares	Amount	Capital	Issued	Interest	Stage	Total

Common stock issued for cash	15,152,305	15,152	543,173	1,104	–	–	559,429

Common stock issued in lieu of finders fees	800,000	800	(800)	–	–	–	–

Common stock issued for common stock payable	1,554,298	1,554	54,867	(56,421)	–	–	–

Common stock issued for services & compensation	5,916,667	5,917	658,092	–	–	–	664,009

Amortization of stock options	–	–	291,118	–	–	–	291,118

Acquisition of ownership interest in Godfrey	4,000,000	4,000	364,000	73,600	(70,774)	–	370,826

Imputed interest	–	–	18,200	–	–	–	18,200

Contribution of officer salaries	–	–	47,200	–	–	–	47,200

Forgiveness of payables to officer	–	–	223,684	–	–	–	223,684

Note discount	–	–	37,500	–	–	–	37,500

Loss on Minority interest	–	–	–	–	(45,779)	–	(45,779)

Net loss from continuing operations for the period ended October 31, 2013	–	–	–	–	–	(2,291,644)	(2,291,644)

Balances, October 31, 2013	100,790,659	$100,790	$12,157,394	$137,693	$(116,553)	$(12,759,304)	$(479,980)

See accompanying notes to consolidated financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

			Cumulative
	For the Years Ended		from Inception
	October 31,		(June 5, 2007)
	2013	2012	to October 31, 2013
Cash flows from operating activities:
Net loss from continuing operations	$(2,291,644)	$(1,537,219)	(12,759,304)
Non-controlling interest in net loss	(45,779)	–	(45,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	955,127	754,572	6,075,905
Amortization of debt discount	7,773	–	244,560
Imputed interest expense	18,200	18,200	36,400
Loss on induced debt conversion	–	–	55,000
Gain on disposal of discontinued assets	–	–	(115,528)
Loss from impairment of goodwill	–	–	2,469,404
Depreciation expense	880	821	19,794
Loss from settlement with common stock	–	–	22,460
Impairment of godfrey ownership interest	528,101	–	528,101
Impairment of fixed assets	–	–	82,500
Impairment of oil & gas interests	–	–	190,000
Contribution of officer salaries	47,200	330,000	414,225
Forgiveness of payable to officer	101,731	–	101,731
Change in operating assets and liabilities:
Prepaid expenses	(792)	792	(1,584)
Security deposit	–	–	(1,584)
Due from Godfrey (China) Ltd	–	–	50,380
Due to Godfrey (China) Ltd	–	(30,000)	–
Accounts payable and accrued expenses	94,158	23,342	326,199
Income taxes payable	–	–	1,629
Accounts payable - related party	–	–	(4,379)
Other payables - related party	–	–	–
Accrued salary and payroll taxes	–	(130,814)	125,434
Accrued interest payable	477	–	125,985
Net cash used in operating activities	(584,568)	(570,306)	(2,058,451)

Cash flows from investing activities
Sale of equipment	–	–	82,500
Notes receivable	–	–	(26,000)
Purchase of equipment	(3,124)	(1,672)	(108,406)
Oil & gas working interest	–	–	(100,000)
Net cash used in investing activities	(3,124)	(1,672)	(151,906)

Cash flows from financing activities:
Common stock issued for cash	559,429	553,321	2,200,313
Convertible note issued for cash	37,500	–	37,500

Net cash provided by financing activities	596,929	553,321	2,237,813

Net increase / decrease in cash	9,237	(18,657)	27,456
Cash, beginning of the period	18,219	36,876	–

Cash, end of the period	$27,456	$18,219	$27,456

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$–	$4,464	$6,161

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$–	$–	$136,000
Common stock issued for payment on outstanding wages	$–	$–	$105,000
Common stock issued for conversion of notes payable	$–	$–	$216,455
Common stock issued for finders fees	$800	$1,025	$2,673
Common stock issued for common stock payable	$56,421	$–	$56,421
Retirement of common shares	$–	$–	$5,400
Acquisition of oil and gas properties in exchange for note payable	$–	$–	$1,000,000
Acquisition of tooling assets	$–	$–	$82,500
Contribution of accrued salaries from acquisition to paid in capital	$121,953
Acquisition of intellectual property	$–	$–	$2,469,404
Beneficial conversion feature of convertible note payable	$37,500	$–	$253,955
Acquisition of ownership interest in Godfrey	$528,101	$–	$528,101

See accompanying notes to consolidated financial statements.

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2013

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at October 31, 2013 since the shares had not been issued at of the date of the report. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $179,053 and incomes taxes owed to Hong Kong by $322; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue in its operations, and lacks sufficient capital to implement its business plan. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented below.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $2,291,644 during the year ended October 31, 2013, and an accumulated deficit of $12,759,304 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at October 31, 2013 or October 31, 2012.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		October 31, 2013
	Carrying
	Value
	October 31,
	2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$267,773	$–	$–	$267,773

		Fair Value Measurements at
		October 31, 2012
	Carrying
	Value
	October 31,
	2012	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of October 31, 2013 and 2012 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at October 31, 2013 and 2012.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $3,271,652 as of October 31, 2013 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $3,271,652 will expire in various years through 2033.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of October 31, 2013, the useful lives of the office equipment ranged from five years to seven years.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $12,759,304. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 54,000,000 shares outstanding as of October 31, 2013 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Year Ended October 31,
	2013	2012

Net loss from operations	$(2,291,644)	$(1,537,219)

Basic and diluted net loss from operations per share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	86,867,166	67,440,727

The weighted average numbers of shares included in the calculation above are post-split.

Recently Adopted and Recently Enacted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

– Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

– Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

NOTE 4 – ACQUISITION OF INTEREST IN GODFREY (CHINA) LIMITED

On March 30, 2010, the Company acquired 25% of the outstanding share capital of Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”), in exchange for the Company’s technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. The Company legally owns 25% of Godfrey. The formation and acquisition of the interest in Godfrey is intended to assist the Company in its focus on the Chinese bearings market. In September 2010, Godfrey opened a production facility in Guangzhou, China. The Company received its 25% interest in Godfrey for a 50% interest in the intellectual property assets acquired on February 1, 2010 (as discussed in Note 3). Since the investment in Godfrey is an active investment, it has been accounted for under the “equity method”. Since the independent valuation determined that the purchase price allocation attributed no value to the intangible assets, there was no dollar investment in Godfrey by the Company and therefore no charge to the investment being impaired. At October 31, 2013, there were suspended losses of $583,648.

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at July 31, 2013 since the shares had not been issued at of the date of the report. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $156,953 and incomes taxes owed to Hong Kong by $322; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue in its operations, and lacks sufficient capital to implement its business plan. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented below.

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

As of October 31, 2013, the Company had office equipment of $6,112, net of accumulated depreciation of $2,294. For the years ended October 31, 2013 and 2012, the Company recorded depreciation expense of $880 and $821, respectively.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127%, and a call option value of $0.0859, was $171,888. For the years ended October 31, 2013 and 2012, $57,296 and $57,296 were amortized as stock based compensation expense, respectively.

During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000.

During the year ended October 31, 2013, Mr. McKay waived $47,200 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $47,200.

During the year ended October 31, 2013, Mr. McKay also forgave $223,684 of the outstanding amount owed to him which was treated as a capital contribution increasing additional paid in capital by $223,684.

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at July 31, 2013 since the shares had not been issued at of the date of the report. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $156,953 and incomes taxes owed to Hong Kong by $322; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue in its operations, and lacks sufficient capital to implement its business plan. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the years ended October 31, 2013 and 2012, the Company recorded imputed interest of $18,200 and $18,200, respectively.

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

On September 4, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $37,500 (the “Asher Note”). The Asher Note has a maturity date of June 6, 2014, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0202 below the market price on September 4, 2013 of $0.0748 provided a value of $37,500, which was recorded as a discount on debt with a corresponding increase to additional paid in capital of which $7,773 was amortized during 2013. Accrued interest on the Asher Note was $477 as of October 31, 2013.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. During the year ended October 31, 2011, Mr. McKay waived $37,025 of the salaries owed to him. During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000. During the year ended October 31, 2013, Mr. McKay waived $47,200 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $47,200.

Since January 31, 2013, the Company stopped accruing salaries to Mr. McKay based on the agreement. As of October 31, 2013, the total accrued salaries owed to Mr. McKay were $0. Mr. McKay also agreed to terminate the terms of the salary compensation agreement.

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

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At October 31, 2013 and October 31, 2012, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At October 31, 2013 and 2012, there were 100,790,659 and 73,367,389 shares issued and outstanding, respectively.

Fiscal year 2010:

During the year ended October 31, 2010, the Company entered into various stock purchase agreements with accredited investors for the sale of a total of 2,520,000 shares of its common stock, of which 400,000 shares were sold at a purchase price of $0.25 per share or $100,000 and 2,120,000 shares were sold at a purchase price of $0.05 per share of $106,000.  During the same period, the Company issued 200,000 shares of common stock in lieu of commissions which were valued at $21,000 based on the closing stock price on the date of grant.

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

During the year ended October 31, 2011, the Company entered into various stock purchase agreements with accredited investors for the sale of a total of 10,869,000 shares of its common stock at purchase prices of $0.05 and $0.045 per share, for total consideration of $571,045.   During the same period, the Company issue 848,000 shares of common stock in lieu of finders fees which were recorded at par against additional paid in capital.

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

During the year ended October 31, 2012, the Company entered into various purchase agreements with accredited investors for the sale of 14,652,443 shares of its common stock at a price of $0.05 and $0.0363 per share. Cash of $553,321 was received, 13,098,145 shares were issued, and a common stock payable was recorded in the amount of $56,421 during the year ended October 31, 2012.   During the same period, the Company issue 1,025,000 shares of common stock in lieu of finders fees which were recorded at par against additional paid in capital.

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

During the year ended October 31, 2013, the Company issued total of 4,100,000 shares of common stock to its Board of Directors for services. The shares were valued at $179,700 based on the closing stock price on the date of the restricted stock grant.

On July 8, 2013, the Company issued total of 1,250,000 shares of common stock to a consultant for services rendered. The shares were valued at $113,750 based on the closing stock price on the date of the stock grant.

During the year ended October 31, 2013, the Company entered into various purchase agreements with accredited investors for the sale of 15,152,305 shares of its common stock at prices between $0.025 and $0.04 per shareFor the 1,000,000 shares sold at $0.03, additional stock expense was recorded due to the difference of $6,300 (1,000,000 shares times $0.0063 per share) between $0.03 and $0.0363 sales prices; of which $0.0363 has been the regular sales price of stock for cash by the Company. The adjustments were recorded as an increase in additional paid in capital. Cash of $559,429 was received and 15,152,305 shares were issued during the year ended October 31, 2013. In connection with the these stock purchase agreements, the Company issued 800,000 shares of common stock in lieu of finders’ fees, which represents stock offering costs. In addition, cash of $3,250 was paid as finders’ fees to an unrelated consultant. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

On April 5, 2013, the Company entered into separate Securities Purchase Agreements with Tina Kwan, Betty Li and Harbin Aerospace Company, LLC (“Harbin”), each of whom are holders of the capital stock of Godfrey (China) Limited (“Godfrey”), the Company’s 55%-owned Hong Kong subsidiary engaged in the development of the production facility in Guangzhou, China.

Pursuant to the Securities Purchase Agreements, the Company issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at October 31, 2013 since the shares had not been issued at of the date of the report.

On September 4, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $37,500 (the “Asher Note”). The beneficial conversion feature discount resulting from the conversion price of $0.0202 below the market price on September 4, 2013 of $0.0748 provided a value of $37,500, which was recorded as a discount on debt with a corresponding increase to additional paid in capital.

During 2013, $270,884 of accrued expenses due to Bill McKay were forgiven and contributed to the Company.

Warrants and Options

A summary of option activity during the fiscal years ended October 31, 2013 and 2012 and changes during the years then ended are presented below:

	October 31, 2013			October 31, 2012
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	18,000,000	$0.15	8.24	18,000,000	$0.15	9.24
Granted	36,000,000	0.045	11.88	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	(1,333,333)	$0.15	8.24	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	52,666,667	$0.08	10.42	18,000,000	$0.15	8.24

Options exercisable at end of year	16,000,000	$0.15	7.24	14,000,000	$0.15	8.24

A summary of warrant activity during the fiscal years ended October 31, 2013 and 2012 and changes during the years then ended are presented below:

	October 31, 2013			October 31, 2012
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	8.39	4,000,000	$0.75	4.75
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	4,000,000	$0.75	7.39	4,000,000	$0.75	8.39

Warrants exercisable at end of year	–	$–	–	–	$–	–

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

On November 5, 2010 the Company granted 2,000,000 stock options each to two additional members of the Board of Directors to purchase shares at $0.15 per share. The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning November 5, 2011 and are exercisable until November 5, 2020. The total estimated value using the Black-Scholes Model, based on a volatility rate of 133% and a call option value of $0.1206, was $482,278. During the year ended October 31, 2013, these directors resigned and option to purchase a total of 1,333,333 shares was forfeited.

Using the Black-Scholes Pricing Model, for the years ended October 31, 2013 and 2012, $126,605 and $305,172, respectively, were amortized as stock based compensation in connection with the stock option grants above.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the years ended October 31, 2013 and 2012, $57,296 and $57,296 was amortized as stock based compensation, respectively.

On September 16, 2013, the Company granted 9,000,000 stock options each to four members of the Board of Directors to purchase shares at $0.045 per share. The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2014 and are exercisable until September 16, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 163% and a call option value of $0.0725, was $2,608,982. For the year ended October 31, 2013, $107,217 was amortized as stock based compensation.

No additional options or warrants were granted, cancelled, exercised, or expired during the year ended October 31, 2013.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to October 31, 2013 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following event occurred since October 31, 2013:

•	On November 27, 2013, the Company issued 2,500,000 shares of its common stock to two accredited investors at $0.04 per share for a total of $100,000 in cash. In connection to this sale, the Company also issued 250,000 shares of its common stock as finders fees.

•	On January 1, 2014, the Company entered into an agreement with a third party for consulting services on marketing and business developments. Upon execution of this Agreement, the Company issued 2,000,000 shares of its common stock to the consultant. The shares were valued at $100,000 based on the closing stock price of on the date of the restricted stock grants

•	On January 3, 2014, the Company issued a total of 2,000,000 shares of its common stock to its members of Board of Directors for services. The shares were valued at $100,000 based on the closing stock price of on the date of the restricted stock grants.

•	On January 7, 2014, the Company issued 1,750,000 shares of its common stock to a third party for services rendered. The shares were valued at $87,500 based on the closing stock price of on the date of the restricted stock grants.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2013 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2013 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013, and this assessment identified the following material weaknesses in our internal control over financial reporting:

•	Due to our small size, we do not maintain effective internal controls to assure segregation of duties as we have only one employee who is responsible for initiating and approving of transactions, thereby creating the segregation of duties weakness;

•	Our board of directors does not have an audit committee or a financial expert to maintain effective oversight of our financial reporting process; and

•	Lack of formal policies or procedures to provide assurance that relevant information is identified, captured, processed, and reported in an appropriate and timely fashion.

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2013.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of the date of this report are set forth below:

Name	Age	Position
William R. McKay	59	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer
Greg Archer	59	Director
Kevin Gould	59	Director
Jason Arnold	44	Director
Clairmont Griffith	52	Director

Mr. McKay has served as our president, chief executive officer, chief financial officer and chairman of our board of directors since February 1, 2010.   Mr. McKay also serves as chief executive officer and a member of the board of managers of our 55%-owned subsidiary, Godfrey (China) Limited.  From March 2009 through February 2010, Mr. McKay was the founder and chief executive officer of Harbin Aerospace Company, LLC, whose assets were acquired by us on February 1, 2010.  Prior to forming Harbin, Mr. McKay was an aerospace industry consultant involved in aerospace projects in China and other aspects of the industry from 2008 to 2009.   From 2006 to 2008, Mr. McKay served as chief operating officer for Acromil Corporation, an aerospace structural component manufacturing company.   Prior to Acromil, Mr. McKay served from 1986 to 2006 in a variety of senior management roles with Southwest Products Company, a specialized engineering consulting firm and designer and manufacturer of plain spherical bearings used primarily in aerospace, naval and sophisticated commercial applications, most recently serving as a chief executive officer from 1991 to 2006.  In May 2005, Southwest Products filed for protection under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a Chapter 7 proceeding in July 2005.  Mr. McKay was a personal guarantor of commercial loans by Southwest Products and upon Southwest Products’ bankruptcy was forced to seek protection under Chapter 7 of the U.S. Bankruptcy Code in July 2005.  Mr. McKay received a bachelors of arts degree, a law degree and a masters of business administration from the University of Southern California.  He is a member of the California State Bar.

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

Mr. Arnold has served as a member of our board of directors since July 1, 2013.  Mr. Arnold served as Vice President at Arnold Engineering, a manufacturer of structural aircraft components and assemblies from August 1988 until September 2011.  Mr. Arnold is the Managing Partner at Technaprint, a specialty printing services and advertising specialty products company.  Mr. Arnold has held that position since February 1988.

Dr. Griffith has served as a member of our board of directors since July 1, 2013.  Dr. Griffith is an Assistant Professor at the Howard University School of Medicine and is the Interim Chairman of the Department of Anesthesiology and chief of the Department of Perioperative Services at Howard University Hospital Washington, District of Columbia, Since May, 2012.

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

Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)
William McKay,	2013	–	–	150,096	–	–	150,096
CEO, CFO	2012	180,000	–	107,296	–	–	287,296

The dollar amounts in columns (e) and (f) reflect the dollar amounts calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnotes 2 and 9 to our audited consolidated financial statements for the fiscal year ended October 31, 2013. Column (e) in the above table reflects the dollar amounts of :

•	For fiscal year 2012, an option to purchase 2.0 million common shares vesting over the next three years starting August 25, 2011.

•	For fiscal year 2012, 500,000 fully vested common shares issued as board of director fee.

•	For fiscal year 2013, 800,000 fully vested common shares issued as board of director fee.

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

On August 25, 2011, upon Mr. McKay’s agreement to continue serving as our sole officer and chairman of the Board of Directors, the Board approved that in addition to the above terms, Mr. McKay is also entitled to the following:

•	500,000 shares per year, same as other Board of Directors members;

•	Health insurance and car allowance of $1,700 per month; and

•	a one-time grant of a stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.15, vesting over a three-year period and expiring on August 24, 2021.

In April, 2013, Mr. McKay agreed to waive the salaries owed to him and to terminate the terms of the employment agreements.

Outstanding Equity Awards at October 31, 2013

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
William McKay	8,000,000	–	–	$0.15	03/21/2021
William McKay	1,333,333	–	666,667	$0.15	08/24/2021

2013 Director Compensation Table

The following table sets forth information concerning all cash and non-cash based compensation we paid to our directors during the fiscal year ended October 31, 2013.  In reviewing the table, please note:

•	No information is provided for William McKay since all compensation paid to him for the 2013 fiscal year is included in the summary compensation table above.

•	Ray Kwong, Alex Kam and Peter Liu resigned as directors during the fiscal 2013 year.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Greg Archer		92,800	90,107				182,907
Kevin Gould		92,800	90,107				182,907
Jason Arnold		58,000	26,805				84,805
Clairmont Griffith		116,500	26,805				143,305
Ray Kwong		23,200	–				23,200

The dollar amounts in columns (c) and (d) reflect the dollar amounts of the awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnote 2 and 9 to our audited financial statements for the fiscal year ended October 31, 2013.

Narrative Disclosure to 2013 Director Compensation Table

On September 16, 2013, the Company granted 9,000,000 stock options each to Messr. Archer, Gould, Arnold, and Griffith to purchase shares at $0.045 per share. The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2014 and are exercisable until September 16, 2026.

During the year ended October 31, 2013, the Company granted a total of 4,100,000 shares of its common stock to Messr. McKay, Kwong, Archer, Gould, Arnold, and Griffith for work performed during FYE October 31, 2013. The shares granted were vested immediately.

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

The table below sets forth the beneficial ownership of our common stock, as of February 7, 2014, by:

•	All of our directors and executive officers, individually;

•	All of our directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 109,290,659 shares of our common stock outstanding as of February 7, 2014, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 7, 2014, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Trans-Pacific Aerospace Company, Inc., 2975 Huntington Drive, Suite 107, San Marino, California 91108.

Name of Director, Executive Officer or Nominee	Shares (1)			Percentage
William R. McKay	16,133,333	(2)	(3)	13.6%
Greg Archer	4,450,000	(3)		4.00%
Kevin Gould	4,435,000	(3)		3.99%
Jason Arnold	4,751,700	(3)		4.27%
Clairmont Griffith	20,391,493	(3)		18.66%

All directors and executive officers as a group (6 persons)	45,109,145			44.51%

Name and Address of 5% Holders	Shares (1)			Percentage
Harbin Aerospace Company, LLC
2975 Huntington Drive, Suite 107
San Marino, CA 91108	6,800,000			6.22%
Daniel Desta 7702 Lear Rd. Mclean, CA 22102	7,000,000			6.40%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.
(2)	Includes 6,800,000 shares held directly by Harbin Aerospace Company, LLC, a Nevada limited liability company, controlled by Mr. McKay’s wife.
(3)	Includes shares of common stock underlying vested and exercisable options.

Equity Compensation Plan Information

Our board of directors approved our 2010 Stock Incentive Plan in 2010.  The plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards, which may be subject to future achievement of performance criteria or free of any performance or vesting conditions.

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

 The following table sets forth certain information as of October 31, 2013 about our 2010 Stock Incentive Plan and our non-plan options under which our equity securities are authorized for issuance.  The first column reflects outstanding stock options to purchase 54,000,000 shares of common stock pursuant to non-plan options issued to certain of our independent directors and officers as of October 31, 2013.  The third column reflects 7,500,000 shares available for issuance under our 2010 Stock Incentive Plan as of October 31, 2013.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	–	$–	7,500,000
Equity compensation plans not approved by security holders	52,666,667	$0.08	–
Total	52,666,667	$0.08	7,500,000

Item 13.	Certain Relationships and Related Transactions and Director Independence

In the second quarter of 2013, we agreed to issue 4,800,000 shares of our common stock to three shareholders of our subsidiary, Godfrey (China) Limited (“Godfrey”), in exchange for their transfer to us of a total of 30% of the outstanding capital stock of Godfrey. One of the parties was Harbin Aerospace Company, LLC, our largest shareholder which is controlled by the wife of our chief executive officer, William R. McKay. Harbin transferred to us five percent of the capital stock of Godfrey in exchange for our issuance of 800,000 common shares.

During the year ended October 31, 2012, Mr. McKay waived $330,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $330,000.

During the year ended October 31, 2013, Mr. McKay waived $47,200 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $47,200.

During the year ended October 31, 2013, Mr. McKay also forgave $223,684 of the outstanding amount owed to him which was treated as a capital contribution increasing additional paid in capital by $223,684.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the fiscal years ended October 31, 2013 and 2012 by our independent registered public accounting firm for such years, as of the filing dates, for the audit of our consolidated financial statements for the fiscal years ended October 31, 2013 and 2012, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

The following table presents fees billed by M&K relate to the audits and reviews for the fiscal years ended October 31, 2013 and 2012.

	2013	2012
Audit Fees	$19,500	$19,500
Audit-Related Fees	–	–
Tax Fees	–	–
	$19,500	$19,500

Audit Committee Pre-Approval Policies

We do not have an audit committee of our board of directors.  However, our board approves all audit fees, audit-related fees, tax fees and special engagement fees.  Our board approved 100% of such fees for the fiscal year ended October 31, 2013.

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

Exhibit Index

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation dated June 5, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.2	Certificate of Amendment to Articles of Incorporation dated October 3, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.3	Certificate of Change to Articles of Incorporation dated July 25, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.4	Certificate of Amendment to Articles of Incorporation dated July 31, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.5	Certificate of Amendment to Articles of Incorporation dated February 17, 2010.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 15, 2011.

3.6	Bylaws of the Registrant, as amended June 3, 2010.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on June 21, 2010.

10.1	Agreement dated January 19, 2010 regarding formation of Godfrey (China) Limited*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

10.2	Form of Series A Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.3	Form of Series B Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.4	Convertible Promissory Note dated February 1, 2010 issued by Registrant to Santa Anita Co., LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

Number	Exhibit Description	Method of Filing

10.5	Employment Agreement dated February 1, 2010 between Registrant and William McKay*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

10.6	Settlement Agreement and general Release dated January 30, 2013 between, among others, Registrant and Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

10.7	Amendment to Series A Common Stock Purchase Warrant dated January 31, 0213 held by Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

10.8	Amendment to Series B Common Stock Purchase Warrant dated January 31, 0213 held by Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

21.1	List of subsidiaries of Registrant.	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Date: February 13, 2014	By:	/s/William Reed McKay
William Reed McKay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Reed McKay	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	February 13, 2014
William Reed McKay	(Principal Executive and Financial Officer)

/s/ Greg Archer	Director	February 13, 2014
Greg Archer

/s/ Kevin Gould	Director	February 13, 2014
Kevin Gould

/s/ Jason Arnold	Director	February 13, 2014
Jason Arnold

/s/ Clairmont Griffith	Director	February 13, 2014
Clairmont Griffith

-26-