Form 10-Q
period 2014-01-31
Trans-Pacific Aerospace Company, Inc.
filed 2014-03-24
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

As of March 6, 2014, the registrant had 119,965,659 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Balance Sheets - Unaudited

	January 31,	October 31,
	2014	2013
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,420	$27,456
Deferred financing costs	2,100	–
Prepaid expenses	792	1,584
Total current assets	5,312	29,040

Non-Current assets
Office equipment, net of accumulated depreciation of $2,295 and $1,414, respectively	5,811	6,112
Security deposit	1,584	1,584
Total non-current assets	7,395	7,696

Total assets	$12,707	$36,736

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$175,820	$185,819
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	6,808	5,740
Other payable - related parties	110,700	35,000
Convertible note payable, net of discount	28,310	7,773
Convertible note payable, currently in default	260,000	260,000
Total current liabilities	604,022	516,716

Total liabilities	604,022	516,716

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized.
No shares issued and outstanding at January 31, 2014 and October 31, 2013	–	–
Common stock, par value $0.001, 150,000,000 shares authorized.
109,290,659 shares issued and outstanding at January 31, 2014 and 100,790,659 shares issued and outstanding at October 31, 2013	109,290	100,790
Additional paid-in capital	12,887,933	12,157,394
Common stock to be issued	137,693	137,693
Non-controlling interest	(179,553)	(116,553)
Deficit accumulated during the development stage	(13,546,678)	(12,759,304)

Total stockholders' (deficit)	(591,315)	(479,980)

Total liabilities and stockholders' (deficit)	$12,707	$36,736

See accompanying notes to consolidated financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statements of Operations - Unaudited

	For the Three Months ended January 31,		Cumulative from Inception (June 5, 2007)
	2014	2013	to January 31, 2014

Operating expenses
Professional fees	$6,766	$26,402	$853,940
Consulting	–	–	290,250
Other general and administrative	817,052	326,525	8,767,424

Total operating expenses	823,818	352,927	9,911,614

Operating loss from continuing operations	(823,818)	(352,927)	(9,911,614)

Impairment of goodwill	–	–	(2,469,404)
Impairment of acquisition	–	–	(528,101)
Loss on induced debt conversion	–	–	(55,000)
Bad debt expense	–	–	(35,733)
Interest expense, net	(26,556)	(4,550)	(433,714)

Net loss from continuing operations	$(850,374)	$(357,477)	$(13,433,566)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	(213,194)

Loss before income taxes	(850,374)	(357,477)	(13,646,760)

Income taxes		–	(8,697)

Net Loss	(850,374)	(357,477)	(13,655,457)

Less: Loss attributable to non-controlling interest	(63,000)	–	(108,779)

Net Loss attributable to the Company	$(787,374)	$(357,477)	$(13,546,678)

Basic and dilutive net loss from operations per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	104,407,507	75,662,129

See accompanying notes to consolidated financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock To Be	Deficit Accumulated Non Controlling	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Interest	Stage	Total

Inception, June 5, 2007	–	$–	$–	$–	$–	$–	$–

Common stock issued for cash	13,140,000	13,140	253,161	–	–	–	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	–	–	–	90,000

Net loss from continuing operations for the year ended October 31, 2007	–	–	–	–	–	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$–	$–	$(13,363)	$342,938

Net loss from continuing operations for the year ended October 31, 2008	–	–	–	–	–	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$–	$–	$(61,260)	$295,041

Common stock retired	(5,250,000)	(5,250)	5,250	–	–	–	–

Common stock issued for services	550,000	550	378,950	–	–	–	379,500

Common stock issued for cash	52,083	52	24,930	–	–	–	24,982

Net loss from continuing operations for the year ended October 31, 2009	–	–	–	–	–	(606,809)	(606,809)

Net loss from discontinued operations for the year ended October 31, 2009	–	–	–	–	–	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$–	$–	$(951,206)	$(190,423)

Common stock issued for cash	3,091,700	3,092	226,890	–	–	–	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	–	–	–	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	–	–	–	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	–	–	–	113,947

Common stock issued for services	3,250,000	3,250	803,871	–	–	–	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	–	–	–	1,992,000

Beneficial conversion feature of convertible note payable	–	–	216,455	–	–	–	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	–	–	–	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	–	–	–	127,600

Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	–	–	–	294,185

Contributed capital, from Godfrey	–	–	50,380	–	–	–	50,380

Amortization of stock options	–	–	18,051	–	–	–	18,051

Common stock to be issued for services	–	–	–	165,000	–	–	165,000

Net loss from continuing operations for the year ended October 31, 2010	–	–	–	–	–	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$–	$(5,886,290)	$(348,639)

Common stock issued for cash	10,869,000	10,869	560,177	–	–	–	571,046

Common stock issued in lieu of finders fees	848,000	848	(848)	–	–	–	–

Common stock issued for Board of Directors services	3,000,000	3,000	507,000	–	–	–	510,000

Common stock issued for services & compensation	3,338,000	3,338	287,662	–	–	–	291,000

Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	–	–	–	88,855

Additional paid in capital from induced debt conversion	–	–	55,000	–	–	–	55,000

Amortization of stock options	–	–	1,333,467	–	–	–	1,333,467

Common stock to be issued for services	–	–	–	33,000	–	–	33,000

Common stock retired/cancelled	(150,000)	(150)	150	–	–	–	–

Contribution of officer salaries	–	–	37,025	–	–	–	37,025

Net loss from continuing operations for the year ended October 31, 2011	–	–	–	–	–	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$–	$(8,930,441)	$(473,397)

Common stock issued for cash	13,098,145	13,098	483,802	56,421	–	–	553,321

Common stock issued in lieu of finders fees	1,025,000	1,025	(1,025)	–	–	–	–

Common stock issued for Board of Directors services	3,500,000	3,500	346,500	–	–	–	350,000

Common stock issued for services & compensation	1,575,000	1,575	175,540	(135,011)	–	–	42,104

Amortization of stock options	–	–	362,468	–	–	–	362,468

Imputed interest	–	–	18,200	–	–	–	18,200

Contribution of officer salaries	–	–	330,000	–	–	–	330,000

Net loss from continuing operations for the year ended October 31, 2012	–	–	–	–	–	(1,537,219)	(1,537,219)

Balances, October 31, 2012	73,367,389	$73,367	$9,920,360	$119,410	$–	$(10,467,660)	$(354,523)

Common stock issued for cash	15,152,305	15,152	543,173	1,104	–	–	559,429

Common stock issued in lieu of finders fees	800,000	800	(800)	–	–	–	–

Common stock issued for common stock payable	1,554,298	1,554	54,867	(56,421)	–	–	–

Common stock issued for services & compensation	5,916,667	5,917	658,092	–	–	–	664,009

Amortization of stock options	–	–	291,118	–	–	–	291,118

Acquisition of ownership interest in Godfrey	4,000,000	4,000	364,000	73,600	(70,774)	–	370,826

Imputed interest	–	–	18,200	–	–	–	18,200

Contribution of officer salaries	–	–	47,200	–	–	–	47,200

Forgiveness of payables to officer	–	–	223,684	–	–	–	223,684

Note discount	–	–	37,500	–	–	–	37,500

Loss on Minority interest	–	–	–	–	(45,779)	–	(45,779)

Net loss from continuing operations for the period ended October 31, 2013	–	–	–	–	–	(2,291,644)	(2,291,644)

Balances, October 31, 2013	100,790,659	$100,790	$12,157,394	$137,693	$(116,553)	$(12,759,304)	$(479,980)

Common stock issued for cash	2,500,000	$2,500	$97,500	–	–	–	100,000

Common stock issued in lieu of finders fees	250,000	$250	$(250)	–	–	–	–

Common stock issued for services & compensation	5,750,000	$5,750	$339,500	–	–	–	345,250

Amortization of stock options	–	–	$231,739	–	–	–	231,739

Imputed interest	–	–	$4,550	–	–	–	4,550

Note discount	–	–	$57,500	–	–	–	57,500

Loss on Minority interest	–	–	–	–	$(63,000)	–	(63,000)

Net loss from continuing operations for the period ended October 31, 2013	–	–	–	–	–	$(787,374)	(787,374)

Balances, January 31, 2014 - Unaudited	109,290,659	$109,290	$12,887,933	$137,693	$(179,553)	$(13,546,678)	$(591,315)

See accompanying notes to consolidated financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows - Unaudited

	For the Three Months ended January 31,		Cumulative from Inception (June 5, 2007)
	2014	2013	to January 31, 2014
Cash flows from operating activities:
Net loss from continuing operations	$(787,374)	$(357,477)	$(13,546,678)
Non-controlling interest in net loss	(63,000)	–	(108,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	576,989	154,877	6,652,894
Amortization of debt discount	20,537	–	265,097
Imputed interest expense	4,550	4,550	40,950
Loss on induced debt conversion	–	–	55,000
Gain on disposal of discontinued assets	–	–	(115,528)
Loss from impairment of goodwill	–	–	2,469,404
Depreciation expense	301	181	20,095
Amortization of deferred financing costs	400		400
Loss from settlement with common stock	–	–	22,460
Impairment of Godfrey ownership interest	–	–	528,101
Impairment of fixed assets	–	–	82,500
Impairment of oil & gas interests	–	–	190,000
Contribution of officer salaries	–	–	414,225
Forgiveness of payable to officer	–	–	101,731
Change in operating assets and liabilities:
Prepaid expenses	792	(2,376)	(792)
Security deposit	–	–	(1,584)
Due from Godfrey (China) Ltd	–	–	50,380
Due to Officer	–	20,000	–
Accounts payable and accrued expenses	(9,999)	4,000	316,200
Income taxes payable	–	–	1,629
Accounts payable - related party	75,700	–	71,321
Accrued salary and payroll taxes	–	50,400	125,434
Accrued interest payable	1,068	–	127,053
Net cash used in operating activities	(180,036)	(125,845)	(2,238,487)

Cash flows from investing activities
Sale of equipment	–	–	82,500
Notes receivable	–	–	(26,000)
Purchase of equipment	–	–	(108,406)
Oil & gas working interest	–	–	(100,000)
Net cash used in investing activities	–	–	(151,906)

Cash flows from financing activities:
Common stock issued for cash	100,000	113,975	2,300,313
Convertible note issued for cash	55,000	–	92,500

Net cash provided by financing activities	155,000	113,975	2,392,813

Net increase / decrease in cash	(25,036)	(11,870)	2,420
Cash, beginning of the period	27,456	18,219	–

Cash, end of the period	$2,420	$6,349	$2,420

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$–	$4,464	$6,161

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$–	$–	$136,000
Common stock issued for payment on outstanding wages	$–	$–	$105,000
Common stock issued for conversion of notes payable	$–	$–	$216,455
Deferred financing costs	$2,500	$–	$2,500
Common stock issued for finders fees	$250	$–	$2,923
Common stock issued for common stock payable	$–	$56,421	$56,421
Retirement of common shares	$–	$–	$5,400
Acquisition of oil and gas properties in exchange for note payable	$–	$–	$1,000,000
Acquisition of tooling assets	$–	$–	$82,500
Contribution of accrued salaries from acquisition to paid in capital	$–	$–	$121,953
Acquisition of intellectual property	$–	$–	$2,469,404
Beneficial conversion feature of convertible note payable	$57,500	$–	$311,455
Acquisition of ownership interest in Godfrey	$–	$–	$528,101

See accompanying notes to consolidated financial statements.

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

January 31, 2014

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at October 31, 2013 since the shares had not been issued at of the date of the report. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $179,053 and incomes taxes owed to Hong Kong by $322; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue in its operations and lacks sufficient capital to implement its business plan. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented below.

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

Going Concern

The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $787,374 during the three months ended January 31, 2014, and an accumulated deficit of $13,546,678 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013, filed with the SEC on February 13, 2014.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at January 31, 2014 or October 31, 2013.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		January 31, 2014
	Carrying
	Value
	January 31,
	2014	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$28,310	$–	$–	$28,310
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		October 31, 2013
	Carrying
	Value
	October 31,
	2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable	$7,773	$–	$–	$7,773
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of January 31, 2014 and October 31, 2013 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at January 31, 2014 and October 31, 2013.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $3,485,751 as of January 31, 2014 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $3,485,751 will expire in various years through 2033.  No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of January 31, 2014, the useful lives of the office equipment ranged from five years to seven years.

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

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $13,546,678. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the consolidated financial statements.

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 54,000,000 shares outstanding as of January 31, 2014 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Three Months Ended January 31,
	2014	2013

Net loss from operations	$(787,374)	$(357,477)

Basic and diluted net loss from operations per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	104,407,507	75,662,129

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at July 31, 2013 since the shares had not been issued at of the date of the report. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $156,953 and incomes taxes owed to Hong Kong by $322; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue in its operations and lacks sufficient capital to implement its business plan. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented below.

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

As of January 31, 2014, the Company had office equipment of $5,811, net of accumulated depreciation of $2,595. For the three months ended January 31, 2014 and 2013, the Company recorded depreciation expense of $301 and $181, respectively.

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at July 31, 2013 since the shares had not been issued at of the date of the report. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $156,953 and incomes taxes owed to Hong Kong by $322; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue in its operations and lacks sufficient capital to implement its business plan. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented.

As of January 31, 2014 and October 31, 2013, Mr. Liu had payables due to him from Godfrey of $45,000 and $35,000; respectively. As of January 31, 2014 and October 31, 2013, Mr. McKay had payables due to him from Godfrey of $65,700 and $0; respectively.

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

On September 4, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $37,500 (the "First Asher Note"). The First Asher Note has a maturity date of June 6, 2014 and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005. The shares of common stock issuable upon conversion of the First Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $37,500, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. During the quarter ended January 31, 2014, $12,545 was amortized from the debt discount. Accrued interest on the First Asher Note totaled $1,227 and $477 as of January 31, 2014 and October 31, 2013, respectively.

On December 18, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $32,500, (the "Second Asher Note"). The Second Asher Note has a maturity date of September 20, 2014, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Fixed Conversion Price" shall mean $0.00005. The shares of common stock issuable upon conversion of the Second Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $32,500, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. The Second Asher Note included issuance costs of $2,500 which were capitalized and will be amortized over the term of the note; $400 was amortized during the quarter ended January 31, 2014. During the quarter ended January 31, 2014, $5,181 was amortized from the Second Asher Note. Accrued interest on the Second Asher Note was $319 and $0 as of January 31, 2014 and October 31, 2013, respectively.

On November 20, 2013, we entered into a Promissory Note Agreements with JMJ Financial, pursuant to which we sold to JMJ a Convertible Promissory Note in the total principal amount of $335,000 with a consideration of $300,000 (the “JMJ Note”). The difference of $35,000 is stated as original issue discount (the “OID”). JMJ paid $25,000 of consideration upon closing of this Note. These were the only funds received by the Company during the quarter ended January 31, 2014. JMJ may pay additional consideration to the Company in such amounts and at such dates as JMJ may choose in its sole discretion. The maturity date is two years from the effective date of each payment. JMJ Note is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the lowest Trading Price for the Common Stock during the 25 Trading Days prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the JMJ Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the JMJ Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Upon closing of the JMJ Note, the Company received $25,000 in cash, which the total principal was $27,917, including $2,917 as OID. The OID was recorded as a debt discount with the corresponding increase to the note principal balance. The Company evaluated the JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $25,000, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. Using the effective interest method, $2,792 was amortized during the three months ended January 31, 2014. There was no accrued interest as of January 31, 2014 as the note includes the interest expense within the OID.

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

Since January 31, 2013, the Company stopped accruing salaries to Mr. McKay based on the agreement. As of January 31, 2014 and October 31, 2013, the total accrued salaries owed to Mr. McKay were $0. Mr. McKay also agreed to terminate the terms of the salary compensation agreement.

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

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At January 31, 2014 and October 31, 2013, there were 109,290,659 and 100,790,659 shares issued and outstanding, respectively.

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

During the year ended October 31, 2013, the Company entered into various purchase agreements with accredited investors for the sale of 15,152,305 shares of its common stock at prices between $0.025 and $0.04 per share. For the 1,000,000 shares sold at $0.03, additional stock expense was recorded due to the difference of $6,300 (1,000,000 shares times $0.0063 per share) between $0.03 and $0.0363 sales prices; of which $0.0363 has been the regular sales price of stock for cash by the Company. The adjustments were recorded as an increase in additional paid in capital. Cash of $559,429 was received and 15,152,305 shares were issued during the year ended October 31, 2013. In connection with the these stock purchase agreements, the Company issued 800,000 shares of common stock in lieu of finders’ fees, which represents stock offering costs. In addition, cash of $3,250 was paid as finders’ fees to an unrelated consultant. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

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

Fiscal year 2014:

During the three months ended January 31, 2014, the Company issued a total of 2,000,000 shares of common stock to its Board of Directors for services. The shares were valued at $93,000 based on the closing stock price on the date of the restricted stock grant.

During the three months ended January 31, 2014, the Company also issued total of 3,750,000 shares of common stock to consultants for services rendered. The shares were valued at $252,250 based on the closing stock prices on the dates of the stock grants.

During the three months ended January 31, 2014, the Company entered into various purchase agreements with accredited investors for the sale of 2,500,000 shares of its common stock at a price of $0.04 per share. Total cash proceeds from the sale of stock during the quarter ended January 31, 2014, was $100,000. In connection with the these stock purchase agreements, the Company issued 250,000 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

Warrants and Options

A summary of option activity during the three months ended January 31, 2014 and the year ended October 31, 2013 are presented below:

	January 31, 2014			October 31, 2013
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	52,666,667	$0.08	10.42	18,000,000	$0.15	8.24
Granted	–	–	–	36,000,000	0.045	11.88
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	(1,333,333)	0.15	8.24
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	52,666,667	$0.08	10.17	52,666,667	$0.08	10.42

Options exercisable at end of year	19,166,667	$0.15	6.99	16,000,000	$0.15	7.24

A summary of warrant activity during the three months ended January 31, 2014 and the year ended October 31, 2013 are presented below:

	January 31, 2014			October 31, 2013
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	7.39	4,000,000	$0.75	8.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	4,000,000	$0.75	7.14	4,000,000	$0.75	7.39

Warrants exercisable at end of year	–	$–	–	–	$–	–

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

Using the Black-Scholes Pricing Model, for the years ended October 31, 2013, the above options were fully vested and $126,605 was amortized as stock based compensation.

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the three months ended January 31, 2014 and 2013, $14,324 and $14,324 was amortized as stock based compensation, respectively.

On September 16, 2013, the Company granted 9,000,000 stock options each to four members of the Board of Directors to purchase shares at $0.045 per share. The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2014 and are exercisable until September 16, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 163% and a call option value of $0.0725, was $2,608,982. For the three months ended January 31, 2014 and 2013, $217,415 and $0 was amortized as stock based compensation, respectively.

No additional options or warrants were granted, cancelled, exercised, or expired during the three months ended January 31, 2014.

NOTE 10 – SUBSEQUENT EVENTS

Events subsequent to January 31, 2014 have been evaluated through the date these financial statements were issued, to determine whether any events should be disclosed to keep the financial statements from being misleading.  The following event occurred since January 31, 2014:

•	Pursuant to the Securities Purchase Agreements entered into on April 5, 2013, the Company recorded 800,000 shares owed to Harbin Aerospace Company LLC. In February 2014, the Company issued 800,000 shares of its common stock as final payment to Harbin for acquisition of ownership in Godfrey. These shares were included in common stock payable at January 31, 2014.

•	In February 2014, the Company issued 9,875,000 shares of its common stock to third parties for services rendered. The shares were valued based on the closing stock prices on the dates of the restricted stock grants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey (China) Limited’s successful qualification of its production facilities; Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements and results of operations; the further approvals of regulatory authorities; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions. These and other factors that may affect our financial results are discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2013 filed with the Securities and Exchange Commission on February 13, 2014. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended January 31, 2014 and 2013

We have not commenced revenue producing operations and do not expect to until the third quarter of 2014, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the three months ended January 31, 2014, we incurred $823,818 of operating expenses compared to $352,927 during the three months ended January 31, 2013.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The increase in operating expenses for the three months ended January 31, 2014 compared to the same period in fiscal 2013 was primarily resulted from issuance of common stock to board of directors and consultants. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

1

During the three months ended January 31, 2014 and 2013, we incurred a net loss from operations of $787,374 and $357,477, respectively. The increase was primarily resulted from issuance of common stock to board of directors and consultants.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2014, we had total assets of $12,707 and a working capital deficit of $598,710.  Since January 31, 2014, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2014 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2014.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2014, the Company entered into various purchase agreements with accredited investors for the sale of 2,500,000 shares of its common stock at $0.04 per share. Cash of $100,000 was received and 2,500,000 shares were issued during the quarter ended January 31, 2014. In connection with these stock purchase agreements, the Company issued 250,000 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

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

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	March 24, 2014	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

5