Form 10-Q
period 2014-04-30
Trans-Pacific Aerospace Company, Inc.
filed 2014-06-23
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

As of June 3, 2014, the registrant had 133,945,891 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

		Page

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of April 30, 2014 (Unaudited) and October 31, 2013 (Audited)	F-1

	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended April 30, 2014 and 2013 and the period from inception (June 5, 2007) to April 30, 2014	F-2

	Consolidated Statement of Stockholders’ Equity (Deficit) for the period from inception (June 5, 2007) to April 30, 2014 (Unaudited)	F-3

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended April 30, 2014 and 2013 and the period from inception (June 5, 2007) to April 30, 2014	F-6

	Notes to Unaudited Consolidated Financial Statements	F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4.	Controls and Procedures	3

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 6.	Exhibits	4

Signatures		5

i

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Balance Sheets

	April 30,	October 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$5,248	$27,456
Deferred financing costs	4,902	$–
Prepaid expenses	2,376	1,584
Total current assets	12,526	29,040

Non-Current assets
Office equipment, net of accumulated depreciation of $2,896 and $2,294, respectively	5,510	6,112
Security deposit	1,584	1,584
Total non-current assets	7,094	7,696

Total assets	$19,620	$36,736

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$109,819	$185,819
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	6,985	5,740
Other payables - related parties	320,300	35,000
Convertible note payable, net of discount	33,043	7,773
Convertible note payable, currently in default	260,000	260,000

Total current liabilities	752,531	516,716

Total liabilities	752,531	516,716

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized.
No shares issued and outstanding at April 30, 2014 and
October 31, 2013	–	–
Common stock, par value $0.001, 150,000,000 shares authorized.
129,660,176 shares issued and outstanding at April 30, 2014 and
100,790,659 shares issued and outstanding at October 31, 2013	129,660	100,790
Additional paid-in capital	13,938,381	12,157,394
Common stock to be issued	94,093	137,693
Deficit accumulated during the development stage	(14,586,049)	(12,759,304)
Total Trans-Pacific Aerospace Company Inc. stockholders' deficit	(423,915)	(363,427)
Non-controlling interest in subsidiary	(308,996)	(116,553)

Total stockholders' (deficit)	(732,911)	(479,980)

Total liabilities and stockholders' (deficit)	$19,620	$36,736

See accompanying notes to unaudited consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statements of Operations - Unaudited

	For the Three Months ended April 30,		For the Six Months ended April 30,		Cumulative from Inception (June 5, 2007) to April 30,
	2014	2013	2014	2013	2014

Operating expenses
Professional fees	$171,353	$24,394	$178,119	$50,796	$1,025,293
Consulting	357,478	–	627,228	–	917,478
Other general and administrative	591,523	674,775	1,139,226	1,001,300	9,089,598

Total operating expenses	1,120,354	699,169	1,944,573	1,052,096	11,032,369

Operating loss from continuing operations	(1,120,354)	(699,169)	(1,944,573)	(1,052,096)	(11,032,369)

Impairment of goodwill	–	–	–	–	(2,469,404)
Impairment of acquisition	–	–	–	–	(528,101)
Loss on induced debt conversion	–	–	–	–	(55,000)
Bad debt expense	–	–	–	–	(35,733)
Interest expense, net	(48,459)	(4,550)	(74,615)	(9,100)	(481,773)

Net loss from continuing operations	$(1,168,813)	$(703,719)	$(2,019,188)	$(1,061,196)	$(14,602,380)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	–	–	(213,194)

Loss before income taxes	(1,168,813)	(703,719)	(2,019,188)	(1,061,196)	(14,815,574)

Income taxes	–	–	–	–	(8,697)

Net Loss	(1,168,813)	(703,719)	(2,019,188)	(1,061,196)	(14,824,271)

Less: Loss attributable to non-controlling interest	$(129,443)		$(192,443)	$–	(238,222)

Net Loss attributable to the Company	$(1,039,370)	$(703,719)	$(1,826,745)	$(1,061,196)	$(14,586,049)

Basic and dilutive net loss from operations
per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common
shares outstanding, basic and diluted	121,377,676	80,530,547	112,751,955	78,055,992

See accompanying notes to unaudited consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock To Be	Non Controlling	Deficit Accumulated during the Development
	Shares	Amount	Capital	Issued	Interest	Stage	Total

Inception, June 5, 2007	–	$–	$–	$–	$–	$–	$–

Common stock issued for cash	13,140,000	13,140	253,161	–	–	–	266,301

Common stock issued for oil and gas working interest	2,700,000	2,700	87,300	–	–	–	90,000

Net loss from continuing operations for the year ended October 31, 2007	–	–	–	–	–	(13,363)	(13,363)

Balances, October 31, 2007	15,840,000	$15,840	$340,461	$–	$–	$(13,363)	$342,938

Net loss from continuing operations for the year ended October 31, 2008	–	–	–	–	–	(47,897)	(47,897)

Balances, October 31, 2008	15,840,000	$15,840	$340,461	$–	$–	$(61,260)	$295,041

Common stock retired	(5,250,000)	(5,250)	5,250	–	–	–	–

Common stock issued for services	550,000	550	378,950	–	–	–	379,500

Common stock issued for cash	52,083	52	24,930	–	–	–	24,982

Net loss from continuing operations for the year ended October 31, 2009	–	–	–	–	–	(606,809)	(606,809)

Net loss from discontinued operations for the year ended October 31, 2009	–	–	–	–	–	(283,137)	(283,137)

Balances, October 31, 2009	11,192,083	$11,192	$749,591	$–	$–	$(951,206)	$(190,423)

Common stock issued for cash	3,091,700	3,092	226,890	–	–	–	229,982

Common stock issued for Board of Directors services	600,000	600	126,900	–	–	–	127,500

Common stock issued for payment on outstanding wages	2,141,514	2,142	527,546	–	–	–	529,688

Common stock issued for payment on outstanding liabilities	558,340	558	113,389	–	–	–	113,947

Common stock issued for services	3,250,000	3,250	803,871	–	–	–	807,121

Common stock issued for acquisition of aerospace assets	8,000,000	8,000	1,984,000	–	–	–	1,992,000

Beneficial conversion feature of convertible note payable	–	–	216,455	–	–	–	216,455

Common stock issued for acquisition of tooling asset	328,000	328	104,632	–	–	–	104,960

Common stock issued for conversion of notes payable	2,200,000	2,200	125,400	–	–	–	127,600

Common stock issued in connection with settlement agreement	1,838,649	1,839	292,346	–	–	–	294,185

Contributed capital, from Godfrey	–	–	50,380	–	–	–	50,380

Amortization of stock options	–	–	18,051	–	–	–	18,051

Common stock to be issued for services	–	–	–	165,000	–	–	165,000

Net loss from continuing operations for the year ended October 31, 2010	–	–	–	–	–	(4,935,084)	(4,935,084)

Balances, October 31, 2010	33,200,286	$33,200	$5,339,451	$165,000	$–	$(5,886,290)	$(348,639)

Common stock issued for cash	10,869,000	10,869	560,177	–	–	–	571,046

Common stock issued in lieu of finders fees	848,000	848	(848)	–	–	–	–

Common stock issued for Board of Directors services	3,000,000	3,000	507,000	–	–	–	510,000

Common stock issued for services & compensation	3,338,000	3,338	287,662	–	–	–	291,000

Common stock issued for conversion of notes payable	3,063,958	3,064	85,791	–	–	–	88,855

Additional paid in capital from induced debt conversion	–	–	55,000	–	–	–	55,000

Amortization of stock options	–	–	1,333,467	–	–	–	1,333,467

Common stock to be issued for services	–	–	–	33,000	–	–	33,000

Common stock retired/cancelled	(150,000)	(150)	150	–	–	–	–

Contribution of officer salaries			37,025				37,025

Net loss from continuing operations for the year ended October 31, 2011	–	–	–	–	–	(3,044,151)	(3,044,151)

Balances, October 31, 2011	54,169,244	$54,169	$8,204,875	$198,000	$–	$(8,930,441)	$(473,397)

Common stock issued for cash	13,098,145	13,098	483,802	56,421	–	–	553,321

Common stock issued in lieu of finders fees	1,025,000	1,025	(1,025)	–	–	–	–

Common stock issued for Board of Directors services	3,500,000	3,500	346,500	–	–	–	350,000

Common stock issued for services & compensation	1,575,000	1,575	175,540	(135,011)	–	–	42,104

Amortization of stock options	–	–	362,468	–	–	–	362,468

Imputed interest	–	–	18,200	–	–	–	18,200

Contribution of officer salaries	–	–	330,000	–	–	–	330,000

Net loss from continuing operations for the year ended October 31, 2012	–	–	–	–	–	(1,537,219)	(1,537,219)

Balances, October 31, 2012	73,367,389	$73,367	$9,920,360 #	$119,410	$–	$(10,467,660)	$(354,523)

Common stock issued for cash	15,152,305	15,152	543,173	1,104	–	–	559,429

Common stock issued in lieu of finders fees	800,000	800	(800)	–	–	–	–

Common stock issued for common stock payable	1,554,298	1,554	54,867	(56,421)			–

Common stock issued for services & compensation	5,916,667	5,917	658,092	–	–	–	664,009

Amortization of stock options	–	–	291,118	–	–	–	291,118

Acquisition of ownership interest in Godfrey	4,000,000	4,000	364,000	73,600	(70,774)		370,826

Imputed interest	–	–	18,200	–	–	–	18,200

Contribution of officer salaries	–	–	47,200	–	–	–	47,200

Forgiveness of payables to officer			223,684				223,684

Note discount	–	–	37,500				37,500

Loss on Minority interest	–	–	–	–	(45,779)	–	(45,779)

Net loss from continuing operations for the period ended October 31, 2013	–	–	–	–	–	(2,291,644)	(2,291,644)

Balances, October 31, 2013	100,790,659	$100,790	$12,157,394	$137,693	$(116,553)	$(12,759,304)	$(479,980)

Common stock issued for cash	6,800,000	6,800	193,200	30,000			230,000

Common stock issued in lieu of finders fees	250,000	250	(250)				–

Common stock issued for services & compensation	19,393,566	19,394	870,285				889,679

Acquisition of ownership interest in Godfrey	800,000	800	72,800	(73,600)	–		–

Common stock issued upon conversion of notes payable	1,625,951	1,626	37,374				39,000

Amortization of stock options			463,478				463,478

Imputed interest			9,100				9,100

Note discount			135,000				135,000

Loss on Minority interest					(192,443)		(192,443)

Net loss from continuing operations for the period ended April 30, 2014						(1,826,745)	(1,826,745)

Balances, April 30, 2014 - Unaudited	129,660,176	$129,660	$13,938,381	$94,093	$(308,996)	$(14,586,049)	$(732,911)

See accompanying notes to unaudited consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows - Unaudited

	For the Six Months Ended April 30,		Cumulative from Inception (June 5, 2007) to April 30,
	2014	2013	2014
Cash flows from operating activities:
Net loss attributable to the Company	$(1,826,745)	$(1,061,196)	(14,586,049)
Non-controlling interest in net loss	(192,443)	–	(238,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,353,157	677,994	7,429,061
Amortization of debt discount	62,770	–	307,330
Imputed interest expense	9,100	9,100	45,500
Loss on induced debt conversion	–	–	55,000
Interest converted to common stock	1,500	–	1,500
Gain on disposal of discontinued assets	–	–	(115,528)
Loss from impairment of goodwill	–	–	2,469,404
Depreciation expense	602	362	20,396
Loss from settlement with common stock	–	–	22,460
Impairment of Godfrey ownership interest	–	–	528,101
Impairment of fixed assets	–	–	82,500
Impairment of oil & gas interests	–	–	190,000
Contribution of officer salaries	–	45,000	414,225
Forgiveness of payable to officer	–	–	101,731
Change in operating assets and liabilities:
Prepaid and deferred expenses	(5,694)	(3,168)	(7,278)
Security deposit	–	–	(1,584)
Due from Godfrey (China) Ltd	–	–	50,380
Due to Officer	–	–	–
Accounts payable and accrued expenses	(76,000)	8,000	250,199
Income taxes payable	–	–	1,629
Accounts payable - related party		–	(4,379)
Accrued salary and payroll taxes	–	5,400	125,434
Accrued interest payable	1,245	–	127,230
Net cash used in operating activities	(672,508)	(318,508)	(2,730,960)

Cash flows from investing activities
Sale of equipment	–	–	82,500
Notes receivable	–	–	(26,000)
Purchase of equipment	–	–	(108,406)
Oil & gas working interest	–	–	(100,000)
Net cash used in investing activities	–	–	(151,906)

Cash flows from financing activities:
Common stock issued for cash	230,000	332,679	2,430,314
Convertible note issued for cash	135,000	–	172,500
Other payables - related parties	285,300	–	285,300
Net cash provided by financing activities	650,300	332,679	2,888,114

Net increase / decrease in cash	(22,208)	14,171	5,248
Cash, beginning of the period	27,456	18,219	–

Cash, end of the period	$5,248	$32,390	$5,248

Supplemental cash flow disclosure:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$6,161

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$51,000	$–	$187,000
Common stock issued for payment on outstanding wages	$–	$–	$105,000
Common stock issued for conversion of notes payable	$37,500	$–	$253,955
Deferred financing costs	$2,500		$2,500
Common stock issued for finders fees	$250	$300	$2,923
Common stock issued for common stock payable	$–	$56,421	$56,421
Retirement of common shares	$–	$–	$5,400
Acquisition of oil and gas properties in exchange for note payable	$–	$–	$1,000,000
Acquisition of tooling assets	$–	$–	$82,500
Contribution of accrued salaries from acquisition to paid in capital	$–	$–	$121,953
Acquisition of intellectual property	$–	$–	$2,469,404
Beneficial conversion feature of convertible note payable	$135,000	$–	$388,955
Acquisition of ownership interest in Godfrey	$–	$4,000	$528,101

See accompanying notes to unaudited consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

(A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

April 30, 2014

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600 and were issued during the quarter ended April 30, 2014. On June 21, 2013, the transactions were approved by the Hong Kong SAR Government. The acquisition increased current liabilities from related parties by $179,053 and incomes taxes owed to Hong Kong by $322; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue in its operations and lacks sufficient capital to implement its business plan. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented below.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $1,826,745 during the six months ended April 30, 2014, and an accumulated deficit of $14,586,049 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at April 30, 2014 and October 31, 2013.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at April 30, 2014
Liabilities	Carrying Value April 30, 2014	Level 1	Level 2	Level 3
Convertible notes payable	$33,043	$–	$–	$33,043
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

		Fair Value Measurements at October 31, 2013
Liabilities	Carrying Value October 31, 2013	Level 1	Level 2	Level 3
Convertible notes payable	$7,773	$–	$–	$7,773
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of April 30, 2014 and October 31, 2013 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at April 30, 2014 and October 31, 2013.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $3,985,634 as of April 30, 2014 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $3,985,634 will expire in various years through 2033. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of April 30, 2014, the useful lives of the office equipment ranged from five years to seven years.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services received or the fair value of the equity instrument at the time of issuance, whichever is more readily determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by the FASB. The FASB requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as June 5, 2007. Since inception, the Company has incurred losses of $14,586,049. The Company’s working capital has been primarily generated through the sales of common stock. Management has provided financial data since June 5, 2007, “Inception”, in the financial statements.

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

	For the Six Months Ended April 30,
	2014	2013
Net loss attributable to the Company	$(1,826,745)	$(1,061,196)

Basic and diluted net loss from operations per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	112,751,955	78,055,992

The weighted average numbers of shares included in the calculation above are post-split.

Recently Adopted and Recently Enacted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

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

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of the new provisions did not have a material impact on our financial condition or results of operations.

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600. On June 21, 2013, the transactions were approved by the Hong Kong Government. The acquisition increased current liabilities from related parties by $156,953 and incomes taxes owed to Hong Kong by $322; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue in its operations and lacks sufficient capital to implement its business plan. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented below.

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

As of April 30, 2014, the Company had office equipment of $5,510, net of accumulated depreciation of $2,896. For the six months ended April 30, 2014 and 2013, the Company recorded depreciation expense of $602 and $362, respectively.

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

Pursuant to the Agreement, the Company had issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li, which as of June 21, 2013, the acquisition date, the shares were valued at $368,000 based on the closing market price on that date. The 800,000 shares to Harbin were valued at $73,600. On June 21, 2013, the transactions were approved by the Hong Kong SAR Government. The acquisition increased current liabilities from related parties by $156,953 and incomes taxes owed to Hong Kong by $322; offset by an increase in impairment expense of $528,101, and a decrease in non-controlling interest of $70,774. The impairment was immediately recognized due to the fact that Godfrey has not produced any revenue in its operations and lacks sufficient capital to implement its business plan. As Godfrey’s statement of operations was not significant to the Company’s, no pro forma information will be presented.

As of April 30, 2014 and October 31, 2013, Mr. Liu had payables due to him from Godfrey of $60,000 and $35,000; respectively. As of April 30, 2014 and October 31, 2013, Mr. McKay had payables due to him from Godfrey of $250,000 and $0; respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the six months ended April 30, 2014 and 2013, the Company recorded imputed interest of $9,100 and $9,100, respectively.

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

On September 4, 2013, December 18, 2013 and February 27, 2014, we entered into Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $37,500, $32,500 and $32,500, respectively, (the “Asher Notes”). The Asher Notes have a maturity date of June 6, 2014, September 20, 2014 and December 3, 2014, respectively, and are convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Asher Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuances of the Asher Notes were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Asher Notes and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $102,500, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. In March 2014, the Asher Note issued on September 4, 2013 was fully converted. The Asher notes issued on December 18, 2013 and February 27, 2014 included issuance costs of $5,000 which were capitalized and will be amortized over the term of the note; $1,765 was amortized during the six months ended April 30, 2014. During the six months ended April 30, 2014, $52,667 note discount were amortized and recorded as interest expense. Accrued interest on the Asher Notes totaled $1,389 and $477 as of April 30, 2014 and October 31, 2013, respectively.

On November 20, 2013, we entered into a Promissory Note Agreements with JMJ Financial, pursuant to which we sold to JMJ a Convertible Promissory Note in the total principal amount of $335,000 with a consideration of $300,000 (the “JMJ Note”). The difference of $35,000 is stated as original issue discount (the “OID”). JMJ paid $25,000 of consideration upon closing of this Note and another $25,000 on April 16, 2014 . These were the only funds received by the Company during the six months ended April 30, 2014. JMJ may pay additional consideration to the Company in such amounts and at such dates as JMJ may choose in its sole discretion. The maturity date is two years from the effective date of each payment. JMJ Note is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the lowest Trading Price for the Common Stock during the 25 Trading Days prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the JMJ Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the JMJ Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Upon closing of the JMJ Note, the Company received $50,000 in cash, which the total principal was $55,834, including $5,834 as OID. The OID was recorded as a debt discount with the corresponding increase to the note principal balance. The Company evaluated the JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $50,000, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. Using the effective interest method, $6,770 was amortized during the six months ended April 30, 2014. There was no accrued interest as of April 30, 2014 as the note includes the interest expense within the OID.

On February 28, 2014, we entered into Securities Purchase Agreements with LG Capital Funding LLC, pursuant to which we sold to LG a 10% Convertible Promissory Note in the original principal amount of $20,000 (the “LG Note”). The LG Note has a maturity date of February 28, 2015 and is convertible into our common stock, at any time after 180 days, at a price for each share of common stock equal to 50% of the lowest closing bid price of the common stock as reported on the National Quotations Bureau OTCQB exchange, for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. The issuances of the LG Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the LG Note and determined that the shares issuable pursuant to the conversion option does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $20,000, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. The LG Note included issuance costs of $2,000 which were capitalized and will be amortized over the term of the note; $333 was amortized during the six months ended April 30, 2014. During the six months ended April 30, 2014, $3,333 note discount were amortized and recorded as interest expense. Accrued interest on the LG Note totaled $333 and $0 as of April 30, 2014 and October 31, 2013, respectively.

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

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At April 30, 2014 and October 31, 2013, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At April 30, 2014 and October 31, 2013, there were 129,660,176 and 100,790,659 shares issued and outstanding, respectively.

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

Fiscal year 2014:

During the six months ended April 30, 2014, the Company issued a total of 2,000,000 shares of common stock to its Board of Directors for services. The shares were valued at $86,000 based on the closing stock price on the date of the restricted stock grant.

During the six months ended April 30, 2014, the Company also issued total of 17,393,566 shares of common stock to consultants for services rendered. The shares were valued at $803,679 based on the closing stock prices on the dates of the stock grants.

During the six months ended April 30, 2014, the Company entered into various purchase agreements with accredited investors for the sale of 6,800,000 shares of its common stock at a price of $0.02 to $0.04 per share. Total cash proceeds from the sale of stock during the six months ended April 30, 2014, was $200,000. In connection with the these stock purchase agreements, the Company issued 250,000 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

During the six months ended April 30, 2014, the Company entered into a purchase agreement with an existing shareholder, who is also an accredited investor, for the sale of 1,500,000 shares of its common stock at a price of $0.02 per share. Total amount of $30,000 was received and shares were not issued as of April 30, 2014. The Company recorded $30,000 as common stock to be issued.

In March 2014, the Company issued 1,625,951 shares upon conversion of the Asher Note issued on September 4, 2013 at a conversion price of $0.024.

Warrants and Options

A summary of option activity during the six months ended April 30, 2014 and the year ended October 31, 2013 are presented below:

	April 30, 2014			October 31, 2013
	Number of shares	Weighted average exercise price	Weighted average life (years)	Number of shares	Weighted average exercise price	Weighted average life (years)
Outstanding at beginning of year	52,666,667	$0.08	10.17	18,000,000	$0.15	8.24
Granted	–	–	–	36,000,000	0.045	11.88
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	(1,333,333)	0.15	8.24
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–
Outstanding at end of year	52,666,667	$0.08	9.92	52,666,667	$0.08	10.42

Options exercisable at end of year	19,166,667	$0.15	6.74	16,000,000	$0.15	7.24

A summary of warrant activity during the six months ended April 30, 2014 and the year ended October 31, 2013 are presented below:

	April 30, 2014			October 31, 2013
	Number Outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Number Outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)
Outstanding at beginning of year	4,000,000	$0.75	7.14	4,000,000	$0.75	8.39
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–
Outstanding at end of year	4,000,000	$0.75	6.89	4,000,000	$0.75	7.39

Warrants exercisable at end of year	–	$–	–	–	$–	–

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the six months ended April 30, 2014 and 2013, $28,648 and $28,648 was amortized as stock based compensation, respectively.

On September 16, 2013, the Company granted 9,000,000 stock options each to four members of the Board of Directors to purchase shares at $0.045 per share. The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2014 and are exercisable until September 16, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 163% and a call option value of $0.0725, was $2,608,982. For the six months ended April 30, 2014 and 2013, $434,830 and $0 was amortized as stock based compensation, respectively.

No additional options or warrants were granted, cancelled, exercised, or expired during the six months ended April 30, 2014.

NOTE 10 – SUBSEQUENT EVENTS

•	In May 2014, the Company issued 500,000 shares to JMJ Financial upon conversion of $7,500 due to JMJ.

•	In May 2014, the Company issued 1,500,000 shares of its common stock to third parties for services rendered. The shares were valued based on the closing stock prices on the dates of the restricted stock grants.

•	In May, 2014, the Company entered into agreement with an accredited investor for the sale of 2,285,715 shares of its common stock at a price of $0.0175 per share. Total cash proceeds of $40,000 were received in May 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements; and the further approvals of regulatory authorities. There are several important factors that could cause our future results to differ materially from our forward-looking statement. Some of these important factors, but not necessarily all important factors, include our ability to acquire additional capital as and when needed; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions; and those other risks discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2013 filed with the Securities and Exchange Commission on February 13, 2014. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on the development of our production facility in Guangzhou, China and the design and engineering of our initial product line of spherical bearings. Our production facility in Guangzhou, China is held and operated by our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of Godfrey’s initial line of bearings. We received final approval from NAVAIR on March 5, 2013 and commenced the manufacture and sales of our spherical bearings in the third quarter of 2014. We expect to expand the marketing and distribution of Godfrey’s initial product line of spherical bearings in the fiscal quarter of 2014.

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

1

Results of Operations

Six Months Ended April 30, 2014 and 2013

During the six months ended April 30, 2014, we incurred $1,944,573 of operating expenses compared to $1,052,096 during the six months ended April 30, 2013. Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The increase in operating expenses for the six months ended April 30, 2014 compared to the same period in fiscal 2013 was primarily resulted from issuance of common stock to board of directors and consultants. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the six months ended April 30, 2014 and 2013, we incurred a net loss from operations of $2,019,188 and $1,061,196, respectively. The increase was primarily resulted from issuance of common stock to board of directors and consultants.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2014, we had total assets of $19,620 and a working capital deficit of $740,005.  Since April 30, 2014, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2014 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2014.

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

During the six months ended April 30, 2014, the Company entered into various purchase agreements with accredited investors for the sale of 8,300,000 shares of its common stock at $0.02 to $0.04 per share. Cash of $230,000 was received and 6,800,000 shares were issued during the quarter ended April 30, 2014. In connection with these stock purchase agreements, the Company issued 250,000 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

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

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	June 23, 2014	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

5