Form 10-Q
period 2014-07-31
Trans-Pacific Aerospace Company, Inc.
filed 2014-09-19
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

As of September 17, 2014, the registrant had 166,362,858 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

i

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	July 31,	October 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$201,872	$27,456
Deferred financing costs	–	$–
Prepaid expenses	–	1,584
Total current assets	201,872	29,040

Non-Current assets
Office equipment, net of accumulated depreciation of $3,197 and $2,294, respectively	5,209	6,112
Security deposit	1,584	1,584
Total non-current assets	6,793	7,696

Total assets	$208,665	$36,736

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$108,319	$185,819
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	5,399	5,740
Other payables - related parties	350,300	35,000
Convertible note payable, net of discount	243,884	7,773
Convertible note payable, currently in default	260,000	260,000
Derivative liabilities - conversion option	146,785	–
Total current liabilities	1,137,071	516,716

Total liabilities	1,137,071	516,716

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized. No shares issued and outstanding at July 31, 2014 and October 31, 2013	–	–
Common stock, par value $0.001, 150,000,000 shares authorized. 160,111,672 shares issued and outstanding at July 31, 2014 and 100,790,659 shares issued and outstanding at October 31, 2013	160,111	100,790
Additional paid-in capital	14,486,785	12,157,394
Common stock to be issued	64,093	137,693
Accumulated deficit	(15,277,564)	(12,759,304)
Total Trans-Pacific Aerospace Company Inc. stockholders' deficit	(566,574)	(363,427)
Non-controlling interest in subsidiary	(361,832)	(116,553)

Total stockholders' (deficit)	(928,406)	(479,980)

Total liabilities and stockholders' (deficit)	$208,665	$36,736

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statements of Operations - Unaudited

	For the Three Months ended July 31,		For the Nine Months ended July 31,
	2014	2013	2014	2013
Operating expenses
Professional fees	$7,381	$15,785	$185,500	$66,581
Consulting	77,650	–	704,878	–
Other general and administrative	497,232	359,316	1,636,458	1,360,616

Total operating expenses	582,263	375,101	2,526,836	1,427,197

Operating loss from continuing operations	(582,263)	(375,101)	(2,526,836)	(1,427,197)

Impairment of acquisition	–	(528,101)	–	(528,101)
Interest expense, net	(70,288)	(4,550)	(144,903)	(13,650)
Change in fair value of derivative	(91,785)		(91,785)

Net loss from continuing operations	$(744,336)	$(907,752)	$(2,763,524)	$(1,968,948)

Income taxes	(15)	–	(15)	–

Net Loss	(744,351)	(907,752)	(2,763,539)	(1,968,948)

Less: Loss attributable to non-controlling interest	$(52,836)	$(9,945)	$(245,279)	$(9,945)

Net Loss attributable to the Company	$(691,515)	$(897,807)	$(2,518,260)	$(1,959,003)

Basic and dilutive net loss from operations per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	135,533,651	93,295,007	120,429,303	83,191,484

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Common Stock	Non Controlling	Accumulated
	Shares	Amount	Capital	To Be Issued	Interest	Deficit	Total

Balances, October 31, 2013	100,790,659	$100,790	$12,157,394	$137,693	$(116,553)	$(12,759,304)	$(479,980)

Common stock issued for cash	23,837,382	23,837	446,163				470,000

Common stock issued in lieu of finders fees	4,390,351	4,390	(4,390)				–

Common stock issued for services & compensation	20,893,566	20,894	928,785				949,679

Acquisition of ownership interest in Godfrey	800,000	800	72,800	(73,600)	–		–

Common stock issued upon conversion of notes payable	9,399,714	9,400	94,667				104,067

Amortization of stock options			695,217				695,217

Imputed interest			13,650				13,650

Note discount			82,500				82,500

Loss on Minority interest					(245,279)		(245,279)

Net loss from continuing operations for the period ended July 31, 2014						(2,518,260)	(2,518,260)

Balances, July 31, 2014 - Unaudited	160,111,672	$160,111	$14,486,785	$64,093	$(361,832)	$(15,277,564)	$(928,406)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statements of Cash Flows - Unaudited

	For the Nine Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net loss attributable to the Company	$(2,518,260)	$(1,959,003)
Non-controlling interest in net loss	(245,279)	(9,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,644,896	871,061
Amortization of debt discount	125,445	–
Imputed interest expense	13,650	13,650
Loss on induced debt conversion	–	–
Change in fair value of derivative	91,785	–
Depreciation expense	903	543
Impairment of Godfrey ownership interest	–	528,101
Contribution of officer salaries	–	45,000
Change in operating assets and liabilities:
Prepaid and deferred expenses	1,584	(792)
Accounts payable and accrued expenses	(77,500)	26,000
Accounts payable - related party		12,155
Accrued salary and payroll taxes	–	5,400
Accrued interest payable	(341)	–
Net cash used in operating activities	(963,117)	(467,830)

Cash flows from investing activities
Sale of equipment	–	–
Notes receivable	–	–
Purchase of equipment	–	(3,124)
Oil & gas working interest	–	–
Net cash used in investing activities	–	(3,124)

Cash flows from financing activities:
Common stock issued for cash	470,000	463,979
Convertible note issued for cash	379,834	–
Repayment of convertible notes	(27,601)	–
Other payables - related parties	315,300	–
Net cash provided by financing activities	1,137,533	463,979

Net increase / decrease in cash	174,416	(6,975)
Cash, beginning of the period	27,456	18,219

Cash, end of the period	$201,872	$11,244

Supplemental cash flow disclosure:
Interest paid	$2,916	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$51,000	$–
Common stock issued for conversion of notes payable	$97,917	$–
Common stock issued for finders fees	$4,390	$600
Common stock issued for common stock payable	$–	$56,421
Beneficial conversion feature of convertible note payable	$82,500	$–
Derivative liabilities	$146,785	$–
Acquisition of ownership interest in Godfrey	$–	$528,101

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Unaudited Consolidated Financial Statements

July 31, 2014

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

On June 21, 2013, upon closing of the transactions under the Securities Purchase Agreements, the Company increased its ownership of Godfrey from 25% to 55%.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $2,518,260 during the nine months ended July 31, 2014, and an accumulated deficit of $15,277,564 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at July 31, 2014 or October 31, 2013.

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

Cash, accounts payable, other payables, derivative liability, and accrued expenses reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		July 31, 2014 (Unaudited)
	Carrying
	Value
	July 31,
	2014	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$243,884	$–	$–	$243,884
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000
Derivative liabilities	$146,785	$–	$–	$146,785

		Fair Value Measurements at
		October 31, 2013 (Audited)
	Carrying
	Value
	October 31,
	2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$7,773	$–	$–	$7,773
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of July 31, 2014 and October 31, 2013 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at July 31, 2014 and October 31, 2013.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $4,165,634 as of July 31, 2014 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $4,165,634 will expire in various years through 2033.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of July 31, 2014, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 54,000,000 shares outstanding as of July 31, 2014 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Nine Months Ended July 31,
	2014	2013

Net loss attributable to the Company	$(2,518,260)	$(1,959,003)

Basic and diluted net loss from operations per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	120,429,303	83,191,484

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

As of July 31, 2014, the Company had office equipment of $5,209, net of accumulated depreciation of $3,197. For the nine months ended July 31, 2014 and 2013, the Company recorded depreciation expense of $903 and $543, respectively.

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

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of July 31, 2014 and October 31, 2013, Mr. Liu had payables due to him from Godfrey of $60,000 and $35,000; respectively; Mr. McKay had payables due to him of $281,300 and $0; respectively; Mr. Kevin Gould had payables due to him of $9,000 and $0; respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the nine months ended July 31, 2014 and 2013, the Company recorded imputed interest of $9,100 and $9,100, respectively.

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

On September 4, 2013, December 18, 2013 and February 27, 2014, we entered into Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $37,500, $32,500 and $32,500, respectively, (the “Asher Notes”). The Asher Notes have maturity dates of June 6, 2014, September 20, 2014 and December 3, 2014, respectively, and are convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Asher Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuances of the Asher Notes were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Asher Notes and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $77,222, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. In March 2014, the Asher Notes issued on September 4, 2013 and December 18, 2014 were fully converted. As of July 31, 2014, the outstanding amount of convertible notes due to Asher was $32,500.

On November 20, 2013, we entered into a Promissory Note Agreements with JMJ Financial, pursuant to which we sold to JMJ a Convertible Promissory Note in the total principal amount of $335,000 with a consideration of $300,000 (the “JMJ Note”). The difference of $35,000 is stated as original issue discount (the “OID”). JMJ paid $25,000 of consideration upon closing of this Note and another $25,000 on April 16, 2014. These were the only funds received by the Company during the nine months ended July 31, 2014. JMJ may pay additional consideration to the Company in such amounts and at such dates as JMJ may choose in its sole discretion. The maturity date is two years from the effective date of each payment. JMJ Note is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the lowest Trading Price for the Common Stock during the 25 Trading Days prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the JMJ Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the JMJ Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Upon closing of the JMJ Note, the Company received $50,000 in cash, which the total principal was $55,834, including $5,834 as OID. The OID was recorded as a debt discount with the corresponding increase to the note principal balance. The Company evaluated the JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $50,000, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. As of July 31, 2014, the JMJ note was fully converted into our common stock.

During the nine months ended July 31, 2014, we entered into Securities Purchase Agreements with various other accredited and sophisticated investors, pursuant to which we sold Convertible Promissory Notes with interest rates ranging from 8% to 12%, in the original principal amount of $204,000 (the “Notes”). The Notes have maturity date of six months or one year from the issuance date and are convertible into our common stock, at any time after 180 days, at a price for each share of common stock equal to 50% to 60 % of the lowest closing bid price of the common stock as reported on the National Quotations Bureau OTCQB exchange, based on formulas specified in the agreements.

The issuances of the Notes were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The Company analyzed the conversion option of the Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Notes issued.

On June 13, 2014, we entered into Securities Purchase Agreements with Tangiers Investment Group LLC, pursuant to which we sold a 10% Convertible Promissory Note, in the original principal amount of $55,000 (the “Tangiers Note”). The Tangiers Note has a maturity date of June 13, 2015 and is convertible into our common stock, at any time at a price for each share of common stock equal to 60 % of the lowest closing bid price of the common stock as reported on the National Quotations Bureau OTCQB exchange, based on a formula specified in the agreement.

The issuances of the Tangiers Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The Company analyzed the conversion option of the Tangiers Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Tangiers Note issued. The Company then calculated the fair value of the conversion option and recorded derivative liability on the issuance date and the subsequent period end date, July 31, 2014. For the quarter ended July 31, 2014, the Company recorded change in fair value of derivative liability of $91,785 as expense. As of July 31, 2014, the derivative liability amounted to $146,785.

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

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At July 31, 2014 and October 31, 2013, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 150,000,000 shares of its $0.001 common stock. At July 31, 2014 and October 31, 2013, there were 160,111,672 and 100,790,659 shares issued and outstanding, respectively.

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

Pursuant to the Securities Purchase Agreements, the Company issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li. The 800,000 shares to Harbin were valued at $73,600 and the shares were issued during the nine months ended July 31, 2014.

During 2013, $270,884 of accrued expenses due to Bill McKay were forgiven and contributed to the Company.

Fiscal year 2014:

During the nine months ended July 31, 2014, the Company issued a total of 2,000,000 shares of common stock to its Board of Directors for services. The shares were valued at $86,000 based on the closing stock price on the date of the restricted stock grant.

During the nine months ended July 31, 2014, the Company also issued total of 18,893,566 shares of common stock to consultants for services rendered. The shares were valued at $863,679 based on the closing stock prices on the dates of the stock grants.

During the nine months ended July 31, 2014, the Company entered into various purchase agreements with accredited investors for the sale of 23,837,382 shares of its common stock at a price of $0.01 to $0.04 per share. Total cash proceeds from the sale of stock during the nine months ended July 31, 2014, was $470,000. In connection with the these stock purchase agreements, the Company issued 4,390,351 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

During the nine months ended July 31, 2014, the Company issued 9,399,714 shares upon conversion of convertible notes amounted to $104,067.

Warrants and Options

A summary of option activity during the nine months ended July 31, 2014 and the year ended October 31, 2013 are presented below:

	July 31, 2014			October 31, 2013
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	52,666,667	$0.08	10.17	18,000,000	$0.15	8.24
Granted	–	–	–	36,000,000	0.045	11.88
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	(1,333,333)	0.15	8.24
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	52,666,667	$0.08	9. 42	52,666,667	$0.08	10.42

Options exercisable at end of year	19,166,667	$0.15	6.24	16,000,000	$0.15	7.24

A summary of warrant activity during the nine months ended July 31, 2014 and the year ended October 31, 2013 are presented below:

	July 31, 2014			October 31, 2013
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	7.14	4,000,000	$0.75	8.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	4,000,000	$0.75	6.39	4,000,000	$0.75	7.39

Warrants exercisable at end of year	–	$–	–	–	$–	–

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the nine months ended July 31, 2014 and 2013, $42,972 and $42,972 was amortized as stock based compensation, respectively.

On September 16, 2013, the Company granted 9,000,000 stock options each to four members of the Board of Directors to purchase shares at $0.045 per share. The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2014 and are exercisable until September 16, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 163% and a call option value of $0.0725, was $2,608,982. For the nine months ended July 31, 2014 and 2013, $652,245 and $0 was amortized as stock based compensation, respectively.

No additional options or warrants were granted, cancelled, exercised, or expired during the nine months ended July 31, 2014.

NOTE 10 – SUBSEQUENT EVENTS

•	In August 2014, the Company issued 751,106 shares to various individuals as finders fee.

•	In August 2014, the Company entered into agreement with an accredited investor for the sale of 1,000,000 shares of its common stock at a price of $0.007 per share. Total cash proceeds of $7,000 were received in August 2014.

•	The shareholders of the Company approved by majority written consent an amendment to the articles of incorporation of the Company for purposes of increasing the authorized capital stock of the Company from 150 million shares of $0.001 par value common stock to 500 million shares of $0.001 par value common stock. On September 11, 2014, a Certificate of Change was filed with the Nevada Secretary of State to effect the increase in authorized common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on the development of our production facility in Guangzhou, China and the design and engineering of our initial product line of spherical bearings. Our production facility in Guangzhou, China is held and operated by our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of Godfrey’s initial line of bearings. We received final approval from NAVAIR on March 5, 2013 and commenced the manufacture and shipment of our spherical bearings. We expect to expand the marketing and distribution of Godfrey’s initial product line of spherical bearings in the fourth quarter of 2014.

1

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

Results of Operations

Nine Months Ended July 31, 2014 and 2013

During the nine months ended July 31, 2014, we incurred $2,526,836 of operating expenses compared to $1,427,197 during the nine months ended July 31, 2013. Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The increase in operating expenses for the nine months ended July 31, 2014 compared to the same period in fiscal 2013 was primarily resulted from issuance of common stock to board of directors and consultants. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the nine months ended July 31, 2014 and 2013, we incurred a net loss from operations of $2,763,539 and $1,968,948, respectively. The increase was primarily resulted from issuance of common stock to board of directors and consultants.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2014, we had total assets of $208,665 and a working capital deficit of $935,199. Since July 31, 2014, our working capital has decreased as a result of continuing losses from operations. We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

2

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of July 31, 2014 due to certain material weakness in our internal control over financial reporting. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2014.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended July 31, 2014, the Company entered into various purchase agreements with accredited investors for the sale of 23,837,382 shares of its common stock at $0.01 to $0.04 per share. Cash of $470,000 was received and the shares were issued during the nine months ended July 31, 2014. In connection with these stock purchase agreements, the Company issued 4,390,351 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

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

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing

4.1	Certificate of Change filed with the Nevada Secretary of State on September 11, 2014.	Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 12, 2014 and incorporated herein by reference.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	September 19, 2014	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

5