Form 10-K
period 2014-10-31
Trans-Pacific Aerospace Company, Inc.
filed 2015-02-13
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $5,186,407

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 195,641,155 shares as of January 23, 2015.

i

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

All references to “us”, “we”, “our” or the “Company” used herein refer to Trans-Pacific Aerospace, Inc., a Nevada corporation, and its 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on the development of our production facility in Guangzhou, China and the design and engineering of our initial product line of spherical bearings. Our production facility in Guangzhou, China is held and operated by our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of Godfrey’s initial line of bearings. We received final approval from NAVAIR on March 5, 2013. However, we expect that we will need to raise at least $2 million of capital, in order to commence international marketing and production.

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

In September 2010, we opened our production facility in Guangzhou, China. As of the date of this report, the facility has received qualification approval by NAVAIR.  As of September, 2014, the Company was placed on the US Navy Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings.

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

As of the date of this report, our Guangzhou facility has received qualification approval by the Naval Air Systems Command (“NAVAIR”) of the United States Navy.  As of September, 2014 the Company was placed on the US Navy Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings. We anticipate providing NAVAIR with test samples for approval under SAE-AS81935 for the production of rod end bearings by the fourth quarter of 2015.

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

Sales, Marketing and Distribution

We have not commenced commercial sales of our products.  Our current strategy is to form business relationships with local partners in markets outside the United States who will provide sales, marketing, and manufacturing capabilities.  We will supply our product design and engineering expertise and also serve as the primary distributor of products manufactured by our joint venture partners. However, we expect that we will need raise at least $2 million of capital, in order to commence international marketing and production

Our initial sales, marketing and distribution efforts will focus on the self-lubricated spherical bearings, bushings and rod-ends to be manufactured at our production facility, in Guangzhou, China.  We have received all regulatory approvals required for the manufacture and sale of our initial line of self-lubricating spherical bearings and bushings and intend to pursue regulatory approval of our initial line of rod-end bearings.

We expect to supplement the sales activities of our local-market partners with direct sales efforts by our executive management and internal sales staff.   During the first quarter of 2014, we signed a marketing and sales agreement with a Hong Kong aerospace marketing company with strong marketing and distribution ties to the Chinese market. We intend to implement a strategic brand management initiative that will seek to position the Trans-Pacific name as a global brand with local roots in various foreign countries.  In addition to standard primary touch points including OEMs, airlines and MROs, we will also reach out to leading bearing distributors, the sub-assembly industry and others.  We do expect to market to the U.S. military   Our marketing elements will include:

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

As of the date of this report, our Guangzhou facility has received qualification approval by NAVAIR.  As of September, 2014 the Company was placed on the US Navy Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Guangzhou facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings. We anticipate providing NAVAIR with test samples for approval under SAE-AS81935 for the production of rod end bearings by the fourth quarter of 2015.  Godfrey’s spherical bearings are now eligible for sale to OEMs in the U.S.  Since the PMA process is unavailable to manufacturers in China, products produced at Godfrey’s facilities in China will not be entitled to be sold in the U.S. aftermarket directly by Godfrey.  However, because TPAC is located in the USA, we intend to establish a facility in the United States through which TPAC would be able to sell to the aftermarket the parts manufactured by Godfrey’s facilities in China.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for noncompliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2015. Our operations in the USA do not involve any manufacturing or production and do not generate any hazardous waste.

Employees

As of the date of this report, we have four employees, including three employees of our 55%-owned subsidiary, Godfrey (China) Limited.  We expect to add additional employees subject to Godfrey’s commencement of manufacturing operations.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2014 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Our business is capital intensive and we will need additional capital to execute our business plan and fund operations, and we may not be able to obtain such capital on acceptable terms or at all.   As of October 31, 2014, we had total assets of $58,165 and a working capital deficit of $854,924.  Since October 31, 2014, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2014 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Our products are subject to certain approvals and qualification, and the failure to obtain such approvals and qualification would materially reduce our revenues and profitability.   Obtaining product approvals from regulatory agencies and customers is essential to servicing the aerospace market.   Qualification standards are rigorous and parts manufactured at such facilities must meet various qualification testing criteria We received final approval from NAVAIR on March 5, 2013, which allows us to manufacture and sell SAE-AS81820 and 81934 bearings and bushings. However, we expect that we will need to raise at least $2 million of capital, , in order to commence international marketing and production.

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

We may incur material losses for product liability and recall related claims.  Our aircraft component part business is subject to a risk of product and recall related liability in the event that the failure, use or misuse of any of our products results in personal injury, death, or property damage or our products do not conform to our customers' specifications.  If one of our products is found to be defective or otherwise results in a product recall, significant claims may be brought against us.  To date, we have not commenced commercial sales of our products and we do not currently maintain product liability insurance coverage for product liability.  Any product liability or recall related claims may result in material losses related to these claims and a corresponding reduction in our cash flow and net income.

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

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital.   Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of up to 750,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of January 23, 2015, we had an aggregate of 554,358,845 shares of our common stock and 5,000,000 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in San Marino, California. We lease approximately 480 square feet at the rate of $792 per month pursuant to a month to month agreement.  At such time as our increased operations warrant, we intend to acquire larger leased properties in the general Los Angeles, California area.

We lease a facility in the Luogang district of Guangzhou for operations within China. The facility is approximately 35,000 square feet. The lease rate is approximately $8,200 per month. We will be leasing a new facility in Dongguan, China. This facility has approximately 25,000 square feet. The rental rate is approximately $2,600 monthly. We lease an apartment in the Nancheng District of Dongguan. The apartment is approximately 1,700 square feet. The lease rate is approximately $850 monthly, including all utilities and management fees. The lease is renewed every February.

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.	Mine Safety Disclosures.

N/A.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "TPAC". The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the fiscal years ending October 31, 2014 and October 31, 2013.

2014	Low	High
Fourth Quarter	$0.01	$0.03
Third Quarter	$0.01	$0.04
Second Quarter	$0.03	$0.06
First Quarter	$0.04	$0.07

2013	Low	High
Fourth Quarter	$0.05	$0.08
Third Quarter	$0.07	$0.12
Second Quarter	$0.09	$0.13
First Quarter	$0.08	$0.14

Holders of Record

As of January 23, 2015, we had outstanding 195,641,155 shares of common stock, held by 49 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2014, we issued a total of 78,656,772 shares of our common stock, as more fully described in Note 9 to our audited consolidated financial statements, “Capital Stock Transactions – 2014 Fiscal Year”. All of the issuances were made pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder. All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act. We issued common shares in payment of finders’ fees pursuant to some of the transactions.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended October 31, 2014 and October 31, 2013 included elsewhere in this report.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on the development of our production facility in Guangzhou, China and the design and engineering of our initial product line of spherical bearings. Our production facility in Guangzhou, China is held and operated by our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of our initial line of bearings. However, we expect that we will need to raise at least $2 million of capital, , in order to commence international marketing and production.

Results of Operations - Years Ended October 31, 2014 and 2013

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2015, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the 2014 fiscal year, we incurred $3,334,393 of expenses compared to $1,781,965 during fiscal 2013.  Our operating expenses consist primarily of general and administrative expenses and the increase in operating expenses from fiscal 2013 to fiscal 2014 was attributable primarily to increase in stock based compensation, professional fees, and consulting fees.  We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the 2014 fiscal year, we incurred a net loss before income taxes from continuing operations of $3,676,991 compared to a net loss from continuing operations of $2,336,516 during fiscal 2013.  The increase in our net loss in 2014 was attributable primarily to increased general and administrative expenses described above.

For the year ended October 31, 2014 and 2013, as a result of the increased ownership to 55% in Godfrey, we recorded non-controlling interest of $489,407 and $116,553, respectively. The net loss attributable to the Company was$3,305,046 and $2,291,644 for the years ended October 31, 2014 and 2013, respectively.

Financial Condition

Liquidity and Capital Resources

As of October 31, 2014, we had total assets of $58,165 and a working capital deficit of $854,924.  Since October 31, 2014, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2014 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Trans-Pacific Aerospace Company, Inc.

We have audited the accompanying consolidated balance sheet of Trans-Pacific Aerospace Company, Inc. (the “Company”) as of October 31, 2014 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended October 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Pacific Aerospace Company, Inc. as of October 31, 2014 and the results of its operations, stockholders’ deficit, and cash flows for the year ended October 31, 2014 in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Walnut, California

February 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Trans-Pacific Aerospace Company, Inc.

We have audited the accompanying consolidated balance sheet of Trans-Pacific Aerospace Company, Inc. as of October 31, 2013 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans-Pacific Aerospace Company, Inc. as of October 31, 2013, and the consolidated results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

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

M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 14, 2014

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	October 31,	October 31,
	2014	2013

ASSETS
Current assets
Cash	$50,089	$27,456
Deferred financing costs	–	$–
Prepaid expenses	1,584	1,584
Total current assets	51,673	29,040

Non-Current assets
Office equipment, net of accumulated depreciation of $3,498 and $2,294, respectively	4,908	6,112
Security deposit	1,584	1,584
Total non-current assets	6,492	7,696

Total assets	$58,165	$36,736

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$108,320	$185,819
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	5,555	5,740
Other payables - related parties	68,700	35,000
Convertible note payable, net of discount	233,747	7,773
Convertible note payable, currently in default	260,000	260,000
Derivative liabilities - conversion option	207,891	–
Total current liabilities	906,597	516,716

Total liabilities	906,597	516,716

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized No shares issued and outstanding at October 31, 2014 and October 31, 2013	–	–
Common stock, par value $0.001, 500,000,000 shares authorized. 179,447,431 shares issued and outstanding at October 31, 2014 and 100,790,659 shares issued and outstanding at October 31, 2013	179,447	100,790
Additional paid-in capital	15,461,785	12,157,394
Common stock to be issued	64,093	137,693
Accumulated deficit	(16,064,350)	(12,759,304)
Total Trans-Pacific Aerospace Company Inc. stockholders' (deficit)	(359,025)	(363,427)
Non-controlling interest in subsidiary	(489,407)	(116,553)

Total stockholders' (deficit)	(848,432)	(479,980)

Total liabilities and stockholders' (deficit)	$58,165	$36,736

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statements of Operations

	For the Years Ended October 31,
	2014	2013

Operating expenses
Professional fees	$211,700	$94,316
Consulting	721,078	–
Other general and administrative	2,401,615	1,687,649

Total operating expenses	3,334,393	1,781,965

Operating loss from continuing operations	(3,334,393)	(1,781,965)

Impairment of acquisition	–	(528,101)
Interest expense, net	(189,707)	(26,450)
Derivative expenses	(152,891)	–

Net loss from continuing operations	$(3,676,991)	$(2,336,516)

Discontinued operations
Net gain (loss) from discontinued operations	–	–

Loss before income taxes	(3,676,991)	(2,336,516)

Income taxes	(909)	(907)

Net Loss	(3,677,900)	(2,337,423)

Less: Loss attributable to non-controlling interest	$(372,854)	$(45,779)

Net Loss attributable to the Company	$(3,305,046)	$(2,291,644)

Basic and dilutive net loss from operations per share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	131,965,747	86,867,166

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statement of Changes in Stockholders' (Deficit)

	Common Stock		Additional Paid-In	Common Stock	Non-Controlling	Deficit Accumulated during the Development
	Shares	Amount	Capital	To Be Issued	Interest	Stage	Total
Balances, October 31, 2012	73,367,389	$73,367	$9,920,360	$119,410	$–	$(10,467,660)	$(354,523)

Common stock issued for cash	15,152,305	15,152	543,173	1,104	–	–	559,429

Common stock issued in lieu of finders fees	800,000	800	(800)	–	–	–	–

Common stock issued for common stock payable	1,554,298	1,554	54,867	(56,421)			–

Common stock issued for services & compensation	5,916,667	5,917	658,092	–	–	–	664,009

Amortization of stock options	–	–	291,118	–	–	–	291,118

Acquisition of ownership interest in Godfrey	4,000,000	4,000	364,000	73,600	(70,774)		370,826

Imputed interest	–	–	18,200	–	–	–	18,200

Contribution of officer salaries	–	–	47,200	–	–	–	47,200

Forgiveness of payables to officer			223,684				223,684

Note discount	–	–	37,500				37,500

Loss on Minority interest	–	–	–	–	(45,779)	–	(45,779)

Net loss from continuing operations for the period ended October 31, 2013	–	–	–	–	–	(2,291,644)	(2,291,644)

Balances, October 31, 2013	100,790,659	$100,790	$12,157,394	$137,693	$(116,553)	$(12,759,304)	$(479,980)

Common stock issued for cash	31,987,382	31,987	509,613				541,600

Common stock issued in lieu of finders fees	9,413,380	9,413	(9,413)				–

Common stock issued for services & compensation	20,893,566	20,894	928,785				949,679

Acquisition of ownership interest in Godfrey	800,000	800	72,800	(73,600)	–		–

Common stock issued upon conversion of notes payable	15,562,444	15,562	143,351				158,913

Amortization of stock options			926,956				926,956

Imputed interest			18,200				18,200

Note discount			82,500				82,500

Loss on Minority interest					(372,854)		(372,854)

Net loss from continuing operations for the year ended October 31, 2014						(3,305,046)	(3,305,046)

Balances, October 31, 2014	179,447,431	$179,447	$15,461,785	$64,093	$(489,407)	$(16,064,350)	$(848,432)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,677,900)	$(2,337,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,876,635	955,127
Amortization of debt discount	139,308	7,773
Imputed interest expense	18,200	18,200
Derivative expense	152,891	–
Depreciation expense	1,204	880
Impairment of Godfrey ownership interest	–	528,101
Contribution of officer salaries	350,000	47,200
Forgiveness of payable to officer	281,600	101,731
Change in operating assets and liabilities:
Prepaid and deferred expenses	–	(792)
Accounts payable and accrued expenses	(77,499)	94,158
Accrued interest payable	(185)	477
Net cash used in operating activities	(935,746)	(584,568)

Cash flows from investing activities
Purchase of equipment	–	(3,124)
Net cash used in investing activities	–	(3,124)

Cash flows from financing activities:
Common stock issued for cash	541,600	559,429
Convertible note issued for cash	500,834	37,500
Repayment of convertible notes	(117,755)	–
Other payables - related parties	33,700	–
Net cash provided by financing activities	958,379	596,929

Net increase / decrease in cash	22,633	9,237
Cash, beginning of the period	27,456	18,219

Cash, end of the period	$50,089	$27,456

Supplemental cash flow disclosure:
Interest paid	$26,804	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$51,000	$–
Common stock issued for conversion of notes payable	$152,764	$–
Common stock issued for finders fees	$9,413	$800
Common stock issued for common stock payable	$73,600	$56,421
Contribution of accrued salaries from acquisition to paid in capital	$–	$121,953
Beneficial conversion feature of convertible note payable	$82,500	$37,500
Derivative liabilities in connection with issuance of convertible debt	$59,779	$–
Acquisition of ownership interest in Godfrey	$–	$528,101

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Consolidated Financial Statements

October 31, 2014

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $3,305,046 during the year ended October 31, 2014, and an accumulated deficit of $16,064,350 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at October 31, 2014 or October 31, 2013.

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

Indefinite-lived Intangible Assets

The Company has an indefinite-lived intangible asset (goodwill) relating to purchased blueprints, formulas, designs and processes for manufacturing and production of self-lubricated spherical bearings, bushings and rod-end bearings. The indefinite-lived intangible asset is not amortized; rather, it is tested for impairment at least annually by comparing the carrying amount of the asset with the fair value. An impairment loss is recognized if the carrying amount is greater than fair value. There is no impairment recorded for the year ended October 31, 2014 and 2013.

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

Cash, accounts payable, other payables, and accrued expenses reported on the balance sheet are estimated by management to approximate fair market value due to their short term nature.

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		October 31, 2014
	Carrying Value October 31, 2014	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$233,747	$–	$–	$233,747
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000
Derivative liabilities	$207,891	$–	$–	$207,891

		Fair Value Measurements at
		October 31, 2013
	Carrying Value October 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$7,773	$–	$–	$7,773
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of October 31, 2014 and October 31, 2013 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at October 31, 2014 and October 31, 2013.

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

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the consolidated financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of October 31, 2014, the useful lives of the office equipment ranged from five years to seven years.

Stock Based Compensation

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services received or the fair value of the equity instrument at the time of issuance, whichever is more readily determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows ASC 505. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. Stock-based compensation cost to employees is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period under ASC 718.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 54,000,000 shares outstanding as of October 31, 2014 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Years Ended October 31,

	2014	2013

Net loss attributable to the Company	$(3,305,046)	$(2,291,644)

Basic and diluted net loss from operations per share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	131,965,747	86,867,166

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

NOTE 5 – PROPERTY AND EQUIPMENT

As of October 31, 2014 and 2013, the Company had office equipment of $4,908 and 6,112, net of accumulated depreciation of $3,498 and $2,294, respectively. For the years ended October 31, 2014 and 2013, the Company recorded depreciation expense of $1,204 and $880, respectively.

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

During the years ended October 31, 2014 and 2013, Mr. McKay, the CEO of the Company, waived $350,000 and $47,200 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $350,000 and $47,200, respectively.

During the years ended October 31, 2014 and 2013, Mr. McKay also forgave $281,600 and $223,684 of the outstanding amount owed to him which was treated as a capital contribution increasing additional paid in capital by $281,600 and $223,684, respectively.

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

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of October 31, 2014 and 2013, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $35,000; respectively; Mr. Kevin Gould had payables due to him of $9,000 and $0; respectively. The Company had receivables due from HAC amounted to $300 at October 31, 2014.

NOTE 7 – INCOME TAXES

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $4,148,366 as of October 31, 2014 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $4,148,366 will expire in various years through 2033.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the years ended October 31, 2014 and 2013, the Company recorded imputed interest of $18,200 and $18,200, respectively.

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

The Company evaluated the Asher Notes and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $77,222, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. In March and September 2014, all Asher Notes issued were fully converted.

On November 20, 2013, we entered into a Promissory Note Agreements with JMJ Financial, pursuant to which we sold to JMJ a Convertible Promissory Note in the total principal amount of $335,000 with a consideration of $300,000 (the “JMJ Note”). The difference of $35,000 is stated as original issue discount (the “OID”). JMJ paid $25,000 of consideration upon closing of this Note and another $25,000 on April 16, 2014. These were the only funds received by the Company during the year ended October 31, 2014. JMJ may pay additional consideration to the Company in such amounts and at such dates as JMJ may choose in its sole discretion. The maturity date is two years from the effective date of each payment. JMJ Note is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the lowest Trading Price for the Common Stock during the 25 Trading Days prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the JMJ Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the JMJ Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Upon closing of the JMJ Note, the Company received $50,000 in cash, which the total principal was $55,834, including $5,834 as OID. The OID was recorded as a debt discount with the corresponding increase to the note principal balance. The Company evaluated the JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion prices below the market price on the agreement dates provided a value of $50,000, which was recorded as a discount on debt with a corresponding increase to additional paid in capital. As of October 31, 2014, the JMJ note was fully converted into our common stock.

During the year ended October 31, 2014, we entered into Securities Purchase Agreements with various other accredited and sophisticated investors, pursuant to which we sold Convertible Promissory Notes with interest rates ranging from 8% to 12%, in the original principal amount of $325,000 (the “Notes”). The Notes have maturity date of six months or one year from the issuance date and are convertible into our common stock, at any time after 180 days, at a price for each share of common stock equal to 50% to 60 % of the lowest closing bid price of the common stock as reported on the National Quotations Bureau OTCQB exchange, based on formulas specified in the agreements.

The issuances of the Notes were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The Company analyzed the conversion option of the Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Notes issued. During the year ended October 31, 2014, the Company repaid $112,500 of the principal amount of the Notes by cash or conversions.

On June 13, 2014, we entered into Securities Purchase Agreements with Tangiers Investment Group LLC, pursuant to which we sold a 10% Convertible Promissory Note, in the original principal amount of $55,000 (the “Tangiers Note”). The Tangiers Note has a maturity date of June 13, 2015 and is convertible into our common stock, at any time at a price for each share of common stock equal to 60 % of the lowest closing bid price of the common stock as reported on the National Quotations Bureau OTCQB exchange, based on a formulas specified in the agreement.

The issuances of the Tangiers Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The Company analyzed the conversion option of the Tangiers Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Tangiers Note issued. The Company then calculated the fair value of the conversion option and recorded derivative liability on the issuance date and the subsequent period end dates. For the year ended October 31, 2014, the Company recorded change in fair value of derivative liability of $152,891 as derivative expense. As of October 31, 2014, the derivative liability amounted to $207,891.

As of October 31, 2014, the outstanding amount of the convertible notes was $233,747, net of discount of $33,753.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. During the years ended October 31, 2014 and 2013, Mr. McKay waived $350,000 and $47,200 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $350,000 and $47,200, respectively.

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

NOTE 10 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At October 31, 2014 and October 31, 2013, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of its $0.001 common stock. At October 31, 2014 and October 31, 2013, there were 179,447,431 and 100,790,659 shares issued and outstanding, respectively.

.

Fiscal year 2013:

During the year ended October 31, 2013, 1,554,298 shares were issued to relieve the common stock payable of $56,421.

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

Pursuant to the Securities Purchase Agreements, the Company issued 4,000,000 shares of its common stock to Ms. Kwan and Ms. Li. The 800,000 shares to Harbin were valued at $73,600 which was recorded as common stock to be issued at October 31, 2013. During the year ended October 31, 2014, the Company issued 800,000 shares to Harbin.

During 2013, $270,884 of accrued expenses due to Bill McKay were forgiven and contributed to the Company.

Fiscal year 2014:

During the year ended October 31, 2014, the Company issued a total of 2,000,000 shares of common stock to its Board of Directors for services. The shares were valued at $86,000 based on the closing stock price on the date of the restricted stock grant.

During the year ended October 31, 2014, the Company also issued total of 18,893,566 shares of common stock to consultants for services rendered. The shares were valued at $863,679 based on the closing stock prices on the dates of the stock grants.

During the year ended October 31, 2014, the Company entered into various purchase agreements with accredited investors for the sale of 31,987,382 shares of its common stock at a price of $0.01 to $0.04 per share. Total cash proceeds from the sale of stock during the year ended October 31, 2014, was $541,600. In connection with the these stock purchase agreements, the Company issued 9,413,380 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

During the year ended October 31, 2014, the Company issued 15,562,444 shares upon conversion of convertible notes amounted to $158,913.

Warrants and Options

A summary of option activity during the years ended October 31, 2014 and 2013 are presented below:

	October 31, 2014			October 31, 2013
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	52,666,667	$0.08	10.42	18,000,000	$0.15	8.24
Granted	–	–	–	36,000,000	0.045	11.88
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	(1,333,333)	0.15	8.24
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	52,666,667	$0.08	9.42	52,666,667	$0.08	10.42

Options exercisable at end of year	31,166,667	$0.15	6.24	16,000,000	$0.15	7.24

A summary of warrant activity during the years ended October 31, 2014 and 2013 are presented below:

	October 31, 2014			October 31, 2013
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	7.39	4,000,000	$0.75	8.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	4,000,000	$0.75	6.39	4,000,000	$0.75	7.39

Warrants exercisable at end of year	–	$–	–	–	$–	–

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

On August 25, 2011, in connection with his agreement to serve as the Company’s sole officer, the Company granted an option to purchase 2,000,000 shares of its common stock to William McKay at an exercise price of $0.15 per share. The option vests in three equal amounts on each of the next three anniversary dates of this agreement, beginning August 25, 2012 and is exercisable until August 24, 2021. The total estimated value using the Black-Scholes Model, based on a volatility rate of 127% and a call option value of $0.0859, was $171,888. For the years ended October 31, 2014 and 2013, $57,296 and $57,296 was amortized as stock based compensation, respectively.

On September 16, 2013, the Company granted 9,000,000 stock options each to four members of the Board of Directors to purchase shares at $0.045 per share. The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2014 and are exercisable until September 16, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 163% and a call option value of $0.0725, was $2,608,982. For the years ended October 31, 2014 and 2013, $869,660 and $107,218 was amortized as stock based compensation, respectively.

As of October 31, 2014, the unamortized stock compensation costs was $1,632,104.

No additional options or warrants were granted, cancelled, exercised, or expired during the year ended October 31, 2014.

NOTE 11 – SUBSEQUENT EVENTS

Events subsequent to October 31, 2014 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found the following subsequent events that should be disclosed:

•	In November 2014, the Company issued 2,000,000 shares of its common stock as payment for legal services.
•	In December 2014, the Company issued 4,047,523 shares of its common stock upon conversion of the convertible notes outstanding.
•	In January 2015, the Company issued 10,146,201 shares of its common stock upon conversion of the convertible notes outstanding.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934.  Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2014 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2014 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2014.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of the date of this report are set forth below:

Name	Age	Position
William R. McKay	60	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer
Greg Archer	60	Director
Kevin Gould	60	Director
Jason Arnold	45	Director
Clairmont Griffith	53	Director

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

Mr. Gould has served as a member of our board of directors since August 27, 2010.  Mr. Gould has been engaged as a private investor since July 2010.  Prior to July 2010, Mr. Gould served as chief executive officer of Piper Aircraft, Inc. from January 2009 to July 2010 and vice president of operations of Piper Aircraft from 2005 to January 2009.  Mr. Gould holds a masters of business administration from Harvard University, a master of science in management from Stanford University's Sloan program, a law degree from University of Southern California and a bachelors of arts degree from Washington State University.

Mr. Arnold has served as a member of our board of directors since July 1, 2013.  Mr. Arnold served as Vice President at Arnold Engineering, a manufacturer of structural aircraft components and assemblies from August 1988 until September 2011.  Mr. Arnold is the Managing Partner at Technaprint, a specialty printing services and advertising specialty product company.  Mr. Arnold has held that position since February 1988.

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officers during the fiscal year ended October 31, 2014 and 2013.

Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)
William McKay,	2014	–	–	20,000	57,296	–	77,296
CEO, CFO	2013	–	–	92,800	57,296	–	150,096

The dollar amounts in columns (e) and (f) reflect the dollar amounts calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnotes 2 and 9 to our audited consolidated financial statements for the fiscal year ended October 31, 2014 and 2013. Columns (e) and (f) in the above table reflects the dollar amounts of :

•	For fiscal year 2014, 400,000 fully vested common shares issued as board of director fee.

•	For fiscal year 2013, 800,000 fully vested common shares issued as board of director fee.

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

Since April, 2013, Mr. McKay has waived the salaries owed to him.

18

Outstanding Equity Awards at October 31, 2014

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
William McKay	8,000,000	–	–	$0.15	03/21/2021
William McKay	2,000,000	–	–	$0.15	08/24/2021

2013 Director Compensation Table

The following table sets forth information concerning all cash and non-cash based compensation we paid to our directors during the fiscal year ended October 31, 2014.  In reviewing the table, please note:

•	No information is provided for William McKay since all compensation paid to him for the 2014 fiscal year is included in the summary compensation table above.

•	Ray Kwong, Alex Kam and Peter Liu resigned as directors during the fiscal 2014 year.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Greg Archer		20,000	217,415				237,415
Kevin Gould		20,000	217,415				237,415
Jason Arnold		20,000	217,415				237,415
Clairmont Griffith		20,000	217,415				237,415

The dollar amounts in columns (c) and (d) reflect the dollar amounts of the awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnote 2 and 9 to our audited financial statements for the fiscal year ended October 31, 2014.

Narrative Disclosure to 2014 Director Compensation Table

On September 16, 2013, the Company granted 9,000,000 stock options each to Messr. Archer, Gould, Arnold, and Griffith to purchase shares at $0.045 per share. The options vest in three equal amounts on each of the next three anniversary dates of this agreement, beginning September 16, 2014 and are exercisable until September 16, 2026.

During the year ended October 31, 2014, the Company granted a total of 2,000,000 shares of its common stock to Messr. McKay, Archer, Gould, Arnold, and Griffith for work performed during FYE October 31, 2014. The shares granted were vested immediately.

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

The table below sets forth the beneficial ownership of our common stock, as of January 23, 2015, by:

•	All of our directors and executive officers, individually;

•	All of our directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 195,641,155 shares of our common stock outstanding as of January 23, 2015, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of January 23, 2015, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Trans-Pacific Aerospace Company, Inc., 2975 Huntington Drive, Suite 107, San Marino, California 91108.

Name of Director, Executive Officer or Nominee	Shares (1)			Percentage
William R. McKay	19,566,106	(2	)(3)(4)	8.75%
Greg Archer	7,450,000	(3)		3.71%
Kevin Gould	7,435,000	(3)		3.71%
Jason Arnold	5,751,700	(3)		2.9%
Clairmont Griffith	,30,404,952	(3)		15.31%

All directors and executive officers as a group (6 persons)	70,607,758			34.37%

Name and Address of 5% Holders	Shares (1)			Percentage
Daniel Desta 7702 Lear Rd. Mclean, CA 22102	27,826,315			14.22%

________________________________

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.
(2)	Includes 7,600,000 shares held directly by Harbin Aerospace Company, LLC, a Nevada limited liability company, controlled by Mr. McKay’s wife.
(3)	Includes shares of common stock underlying vested and exercisable options.
(4)	Includes 1,022,535 shares held by Angus McKay, Mr. McKay’s son.

Equity Compensation Plan Information

Our board of directors approved our 2010 Stock Incentive Plan in 2010.  The plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards, which may be subject to future achievement of performance criteria or free of any performance or vesting conditions.

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

The following table sets forth certain information as of October 31, 2014 about our 2010 Stock Incentive Plan and our non-plan options under which our equity securities are authorized for issuance.  The first column reflects outstanding stock options to purchase 54,000,000 shares of common stock pursuant to non-plan options issued to certain of our independent directors and officers as of October 31, 2014.  The third column reflects 7,500,000 shares available for issuance under our 2010 Stock Incentive Plan as of October 31, 2014.

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

During the year ended October 31, 2014, Mr. McKay waived $631,600 of the outstanding amount owed to him which was treated as a capital contribution increasing additional paid in capital by $631,600.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the fiscal years ended October 31, 2014 and 2013 by our independent registered public accounting firm for such years, as of the filing dates, for the audit of our consolidated financial statements for the fiscal years ended October 31, 2014 and 2013, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

The following table presents fees billed by our auditors relate to the audits and reviews for the fiscal years ended October 31, 2014 and 2013.

	2014	2013
Audit Fees	$25,600	$19,500
Audit-Related Fees	–	–
Tax Fees	–	–
	$25,600	$19,500

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

Exhibit Index

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation dated June 5, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.2	Certificate of Amendment to Articles of Incorporation dated October 3, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.3	Certificate of Change to Articles of Incorporation dated July 25, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.4	Certificate of Amendment to Articles of Incorporation dated July 31, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.5	Certificate of Amendment to Articles of Incorporation dated February 17, 2010.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 15, 2011.
3.6	Certificate of Change filed with the Nevada Secretary of State on September 11, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 12, 2014

3.6	Bylaws of the Registrant, as amended June 3, 2010.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on June 21, 2010.

Number	Exhibit Description	Method of Filing

10.1	Agreement dated January 19, 2010 regarding formation of Godfrey (China) Limited*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

10.2	Form of Series A Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.3	Form of Series B Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.4	Convertible Promissory Note dated February 1, 2010 issued by Registrant to Santa Anita Co., LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.5	Employment Agreement dated February 1, 2010 between Registrant and William McKay*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

10.6	Settlement Agreement and general Release dated January 30, 2013 between, among others, Registrant and Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

10.8	Amendment to Series A Common Stock Purchase Warrant dated January 31, 0213 held by Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

10.8	Amendment to Series B Common Stock Purchase Warrant dated January 31, 0213 held by Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

21.1	List of subsidiaries of Registrant.	Filed electronically herewith.

23.1	Consent of TAAD, LLP	Filed electronically herewith.

23.2	Consent of M&K CPAS, PLLC	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Date: February 13, 2015	By:	/s/William Reed McKay
William Reed McKay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Reed McKay	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	February 13, 2015
William Reed McKay	(Principal Executive and Financial Officer)

/s/ Greg Archer	Director	February 13, 2015
Greg Archer

/s/ Kevin Gould	Director	February 13, 2015
Kevin Gould

/s/ Jason Arnold	Director	February 13, 2015
Jason Arnold

/s/ Clairmont Griffith	Director	February 13, 2015
Clairmont Griffith

