Form 10-Q
period 2015-01-31
Trans-Pacific Aerospace Company, Inc.
filed 2015-03-16
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

As of March 4, 2015, the registrant had 497,553,103 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

i

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	January 31,	October 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$36,304	$50,089
Prepaid expenses	3,960	1,584
Total current assets	40,264	51,673

Non-Current assets
Office equipment, net of accumulated depreciation of $3,799 and $3,498, respectively	4,607	4,908
Security deposit	1,584	1,584
Total non-current assets	6,191	6,492

Total assets	$46,455	$58,165

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$125,557	$108,320
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	12,389	5,555
Other payables - related parties	68,700	68,700
Convertible note payable, net of discount	202,458	233,747
Convertible note payable, currently in default	260,000	260,000
Derivative liabilities - conversion option	221,353	207,891
Total current liabilities	912,841	906,597

Total liabilities	912,841	906,597

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized.
No shares issued and outstanding at January 31, 2015 and October 31, 2014	–	–
Common stock, par value $0.001, 500,000,000 shares authorized.
218,755,257 shares issued and outstanding at January 31, 2015 and 179,447,431 shares issued and outstanding at October 31, 2014	218,755	179,447
Additional paid-in capital	16,885,395	15,461,785
Common stock to be issued	204,093	64,093
Accumulated Deficit	(17,642,678)	(16,064,350)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	(334,435)	(359,025)
Non-controlling interest in subsidiary	(531,951)	(489,407)

Total stockholders' (deficit)	(866,386)	(848,432)

Total liabilities and stockholders' (deficit)	$46,455	$58,165

See accompanying notes to unaudited condensed consolidated financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended
	January 31,
	2015	2014
Operating expenses
Professional fees	$65,765	$6,766
Consulting	27,000	–
Other general and administrative	1,496,182	817,052

Total operating expenses	1,588,947	823,818

Operating loss from continuing operations	(1,588,947)	(823,818)

Interest expense, net	(57,724)	(26,556)
Derivative expenses	25,799	–

Loss before income taxes	$(1,620,872)	$(850,374)

Income taxes	–	–

Net Loss	(1,620,872)	(850,374)

Less: Loss attributable to non-controlling interest	$(42,544)	$(63,000)

Net Loss attributable to the Company	$(1,578,328)	$(787,374)

Basic and dilutive net loss from operations per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	185,331,761	104,407,507

See accompanying notes to unaudited condensed consolidated financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

			Additional	Common	Non
	Common Stock		Paid-In	Stock	Controlling	Accumulated
	Shares	Amount	Capital	To Be Issued	Interest	Deficit	Total
Balances, October 31, 2013	100,790,659	$100,790	$12,157,394	$137,693	$(116,553)	$(12,759,304)	$(479,980)

Common stock issued for cash	31,987,382	31,987	509,613				541,600

Common stock issued in lieu of finders fees	9,413,380	9,413	(9,413)				–

Common stock issued for services & compensation	20,893,566	20,894	928,785				949,679

Acquisition of ownership interest in Godfrey	800,000	800	72,800	(73,600)	–		–

Common stock issued upon conversion of notes payable	15,562,444	15,562	143,351				158,913

Amortization of stock options			926,956				926,956

Imputed interest			18,200				18,200

Note discount			82,500				82,500

Forgiveness of payables to officer			631,600				631,600

Loss on Minority interest					(372,854)		(372,854)

Net loss from continuing operations for the year ended October 31, 2014						(3,305,046)	(3,305,046)

Balances, October 31, 2014	179,447,431	$179,447	$15,461,785	$64,093	$(489,407)	$(16,064,350)	$(848,432)

Common stock issued for cash				140,000			140,000

Common stock issued for services & compensation	2,000,000	2,000	38,000				40,000

Common stock issued upon conversion of notes payable	37,307,826	37,308	8,821				46,129

Conversion of derivative liability to common stock			59,739				59,739

Amortization of stock options			1,312,500				1,312,500

Imputed interest			4,550				4,550

Loss on Minority interest					(42,544)		(42,544)

Net loss from continuing operations for the three months ended January 31, 2015						(1,578,328)	(1,578,328)

Balances, January 31, 2015 (Unaudited)	218,755,257	$218,755	$16,885,395	$204,093	$(531,951)	$(17,642,678)	$(866,386)

See accompanying notes to unaudited condensed consolidated financial statements.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended
	January 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(1,620,872)	$(850,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,352,500	576,989
Amortization of debt discount	46,340	20,537
Imputed interest expense	4,550	4,550
Derivative expense	(25,799)	–
Depreciation expense	301	301
Amortization of deferred financing costs	–	400
Prepaid and deferred expenses	(2,376)	792
Accounts payable and accrued expenses	17,237	(9,999)
Accounts payable - related party	–	75,700
Accrued interest payable	6,834	1,068
Net cash used in operating activities	(221,285)	(180,036)

Cash flows from financing activities:
Common stock issued for cash	140,000	100,000
Convertible note issued for cash	67,500	55,000
Net cash provided by financing activities	207,500	155,000

Net increase / decrease in cash	(13,785)	(25,036)
Cash, beginning of the period	50,089	27,456

Cash, end of the period	$36,304	$2,420

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$40,000	$–
Common stock issued for conversion of notes payable	$46,129	$–
Conversion of derivative liability to common stock	$59,739	$–
Deferred financing costs	$–	$2,500
Common stock issued for finders fees	$–	$250
Beneficial conversion feature of convertible note payable	$–	$57,500
Derivative liabilities	$221,353	$–

See accompanying notes to unaudited condensed consolidated financial statements.

Trans-Pacific Aerospace Company, Inc.

Notes to Unaudited Consolidated Financial Statements

January 31, 2015

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $1,578,328 during the three months ended January 31, 2015, and an accumulated deficit of $17,642,678 since inception. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014, filed with the SEC on February 13, 2015.

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

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at January 31, 2015 or October 31, 2014.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		January 31, 2015 (Unaudited)
	Carrying
	Value
	January 31,
	2015	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$202,458	$–	$–	$202,458
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000
Derivative liabilities	$221,353	$–	$–	$221,353

		Fair Value Measurements at
		October 31, 2014
	Carrying
	Value
	October 31,
	2014	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$233,747	$–	$–	$233,747
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000
Derivative liabilities	$207,891	$–	$–	$207,891

Goodwill and the investment in Godfrey have been recorded as fully impaired, see Notes 3 and 4.

The Company believes that the market rate of interest as of January 31, 2015 and October 31, 2014 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at January 31, 2015 and October 31, 2014.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of January 31, 2015, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 138,000,000 shares outstanding as of January 31, 2015 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Three Months Ended January 31,
	2015	2014

Net loss attributable to the Company	$(1,578,328)	$(787,374)

Basic and diluted net loss from operations per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	185,331,761	104,407,507

Recently Adopted and Recently Enacted Accounting Pronouncements

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

As of January 31, 2015 and October 31, 2014, the Company had office equipment of $4,607 and 4,908, net of accumulated depreciation of $3,799 and $3,498, respectively. For the three months ended January 31, 2015 and 2014, the Company recorded depreciation expense of $301 and $301, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of January 31, 2015 and October 31, 2014, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; Mr. Kevin Gould had payables due to him of $9,000 and $9,000; respectively. The Company had receivables due from HAC amounted to $300 and $300 at January 31, 2015 and October 31, 2014, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the three months ended January 31, 2015 and 2104, the Company recorded imputed interest of $4,550 and $4,550, respectively.

During the year ended October 31, 2014, we entered into Securities Purchase Agreements with various accredited and sophisticated investors, pursuant to which we sold Convertible Promissory Notes with interest rates ranging from 8% to 12%, in the original principal amount of $325,000 (the “Notes”). The Notes have maturity date of six months or one year from the issuance date and are convertible into our common stock, at any time after 180 days, at a price for each share of common stock equal to 50% to 60 % of the lowest closing bid price of the common stock as reported on the National Quotatons Bureau OTCQB exchange, based on formulars specified in the agreements.

The issuances of the Notes were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The Company analyzed the conversion option of the Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Notes issued. During the year ended October 31, 2014, the Company repaid $112,500 of the principal amount of the Notes.

During the three months ended January 31, 2015, three of the convertible notes with total principal amount of $91,500 reached the 180 days and the conversion options became derivative liabilities. Using the Black-Scholes Model, the Company calculated the fair value of the conversion options and recorded derivative liabilities on the 180th day and January 31, 2015. The change in fair value was recorded as derivative expenses.

On June 13, 2014, we entered into Securities Purchase Agreements with Tangiers Investment Group LLC, pursuant to which we sold a 10% Convertible Promissory Note, in the original principal amount of $55,000 (the “Tangiers Note”). The Tangiers Note has a maturity date of June 13, 2015 and is convertible into our common stock, at any time at a price for each share of common stock equal to 60 % of the lowest closing bid price of the common stock as reported on the National Quotatons Bureau OTCQB exchange, based on a formular specified in the agreement.

On November 25, 2014, we entered into Securities Purchase Agreements with Tangiers Investment Group LLC, pursuant to which we sold a 10% Convertible Promissory Note, in the original principal amount of $27,500 (the “Tangiers Note 2”). The Tangiers Note 2 has a maturity date of November 25, 2015 and is convertible into our common stock, at any time at a price for each share of common stock equal to 60% of the lowest closing bid price of the common stock as reported on the National Quotatons Bureau OTCQB exchange, based on a formular specified in the agreement.

The issuances of the Tangiers Note 2 was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The Company analyzed the conversion option of the Tangiers Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Tangiers Notes issued. The Company then calculated the fair value of the conversion option and recorded derivative liability on the issuance date and the subsequent period end dates.

On November 10, 2014, we entered into Securities Purchase Agreements with Auctus Privatge Equity Funds, LLC, pursuant to which we sold an 8% Convertible Promissory Note, in the original principal amount of $40,000 (the “Auctus Note”). The Auctus Note has a maturity date of November 10, 2015 and is convertible into our common stock, at any time at a price for each share of common stock equal to 55 % of the average of the lowest three (3) trading prices of the common stock as reported on the National Quotatons Bureau OTCQB exchange, based on a formular specified in the agreement.

The issuances of the Auctus Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The Company analyzed the conversion option of the Auctus Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Auctus Note issued. The Company then calculated the fair value of the conversion option and recorded derivative liability on the issuance date and the subsequent period end dates.

During the three months ended January 31, 2015, $46,129 of the convertible notes was converted to 37,307,826 shares of the Company’s common stock.

For the three months ended January 31, 2015 and 2014, the Company recorded derivative income of $25,799 and $0, respectively. As of January 31, 2015 and October 31, 2014, the derivative liability amounted to $221,353 and $207,891, respectively.

As of January 31, 2015 and October 31, 2014, the outstanding amount of the convertible notes were $202,458 and $233,747, net of discount of $86,413 and $33,753, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

As of January 31, 2015 and October 31, 2014, the total accrued salaries owed to Mr. McKay were $0.

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expired November 30, 2012 and currently calls for monthly rental payments of $792 pursuant to a month to month agreement.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock. At January 31, 2015 and October 31, 2014, there were no shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 500,000,000 shares of its $0.001 common stock. At January 31, 2015 and October 31, 2014, there were 218,755,257 and 179,447,431 shares issued and outstanding, respectively.

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

Fiscal year 2015:

During the three months ended January 31, 2015, the Company issued 2,000,000 shares of common stock for legal services rendered. The shares were valued at $40,000 based on the closing stock prices on the dates of the stock grants.

During the three months ended January 31, 2015, the company entered into various purchase agreements with an accredited investor for the sale of 28,000,000 shares of its common stock at a price of $0.005 per share. Total cash proceeds from the sale of stock during the quarter ended January 31, 2015, was $140,000, which was recorded as common stock to be issued.

During the three months ended January 31, 2015, the Company also issued 37,307,826 shares upon conversion of convertible notes amounted to $46,129.

Options and Warrants

A summary of option activity during the three months ended January 31, 2015 and the year ended October 31, 2014 are presented below:

	January 31, 2015			October 31, 2014
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	52,666,667	$0.08	6.24	52,666,667	$0.08	10.42
Granted	138,000,000	0.0146	10.00	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	50,000,000	0.08	6.24	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	140,666,667	$0.0146	9.77	52,666,667	$0.08	9.42

Options exercisable at end of period	37,166,667	$0.0146	9.77	31,166,667	$0.15	6.24

A summary of warrant activity during the three months ended January 31, 2015 and the year ended October 31, 2014 are presented below:

	January 31, 2015			October 31, 2014
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	6.39	4,000,000	$0.75	7.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	4,000,000	$0.75	6.24	4,000,000	$0.75	6.39

Warrants exercisable at end of year	–	$–	–	–	$–	–

In November 2014, the Company granted options to all board members to purchase a total of 138,000,000 shares at an exercise price of $0.0146 per share of its common stock for service rendered and to replace the old options. These options vests in 4 equal amounts on the grant date, 2/9/2015, 5/9/2015, and 8/9/2015 and are exercisable within 10 years from the dates of vesting. The total estimated value using the Black-Scholes Model, based on a volatility rate of 321% and a call option value of $0.02, was $2,760,000. For the three months ended January 31, 2015, $1,312,500 was amortized as stock based compensation.

NOTE 8 – SUBSEQUENT EVENTS

Events subsequent to January 31, 2015 have been evaluated through the date these financial statements were issued to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found the following subsequent events that should be disclosed:

•	In February 2015, the Company filed a Certificate of Change to increase the number of authorized common stock from 500,000,000 to 750,000,000.

•	In February and March 2015, the Company issued 182,019,761 shares of its common stock as payment for consulting services.

•	In February and March 2015, the Company issued 68,778,082 shares of its common stock upon conversion of the convertible notes outstanding.

•	In January 2015, the Company issued 10,146,201 shares of its common stock upon conversion of the convertible notes outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements; and the further approvals of regulatory authorities. There are several important factors that could cause our future results to differ materially from our forward-looking statement. Some of these important factors, but not necessarily all important factors, include our ability to acquire additional capital as and when needed; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions; and those other risks discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2014 filed with the Securities and Exchange Commission on February 13, 2015. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

1

Results of Operations

Three Months Ended January 31, 2015 and 2014

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2015, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings.  During the three months ended January 31, 2015, we incurred $1,588,947 of operating expenses compared to $823,818 during the three months ended January 31, 2014.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The increase in operating expenses for the three months ended January 31, 2015 compared to the same period in fiscal 2014 was primarily resulted from issuance of options for common stock to board of directors. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the three months ended January 31, 2015 and 2014, we incurred a net loss from operations of $1,620,872 and $850,374, respectively. The increase was primarily resulted from issuance of common stock options to board of directors.

For the three months ended January 31, 2015 and October 31, 2014, as a result of the increased ownership to 55% in Godfrey, we recorded non-controlling interest of $531,951 and $489,407, respectively. The net loss attributable to the Company was $1,578,328 and $787,374 for the three months ended January 31, 2015 and 2014, respectively.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2015, we had total assets of $46,455 and a working capital deficit of $872,577.  Since January 31, 2015, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2015 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2015.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2015, the Company entered into various purchase agreements with accredited investors for the sale of 28,000,000 shares of its common stock at $0.005 per share. Cash of $140,000 was received and the shares were issued in March 2015.

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

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	March 16, 2015	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

5