Form 10-Q
period 2015-07-31
Trans-Pacific Aerospace Company, Inc.
filed 2015-09-21
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

As of September 15, 2015 the registrant had 3,829,346,478 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	July 31,	October 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$95,834	$50,089
Prepaid expenses	3,960	1,584
Total current assets	99,794	51,673

Non-Current assets
Office equipment, net of accumulated depreciation of $4,401 and $3,498, respectively	4,005	4,908
Security deposit	1,584	1,584
Total non-current assets	5,589	6,492

Total assets	$105,383	$58,165

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$110,556	$108,320
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	1,833	5,555
Other payables - related parties	67,975	68,700
Convertible note payable, net of discount	4,324	233,747
Convertible note payable, currently in default	260,000	260,000
Derivative liabilities - conversion option	23,089	207,891
Total current liabilities	490,161	906,597

Total liabilities	490,161	906,597

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized. 938 and 0 shares issued and outstanding at July 31, 2015 and October 31, 2014	1	–
Common stock, par value $0.001, 4,500,000,000 shares authorized. 4,269,597,516 shares issued and outstanding at July 31, 2015 and 179,447,431 shares issued and outstanding at October 31, 2014	4,269,597	179,447
Additional paid-in capital	15,856,200	15,461,785
Common stock to be issued	626,093	64,093
Accumulated Deficit	(20,526,873)	(16,064,350)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	225,019	(359,025)
Non-controlling interest in subsidiary	(609,797)	(489,407)

Total stockholders' (deficit)	(384,778)	(848,432)

Total liabilities and stockholders' (deficit)	$105,383	$58,165

See accompanying notes to unaudited condensed consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months ended July 31,		For the Nine Months ended July 31,
	2015	2014	2015	2014

Operating expenses
Professional fees	$24,385	$7,381	$100,895	$185,500
Consulting	74,500	77,650	173,500	704,878
Other general and administrative	1,263,227	497,232	3,913,521	1,636,458

Total operating expenses	1,362,112	582,263	4,187,916	2,526,836

Operating loss from continuing operations	(1,362,112)	(582,263)	(4,187,916)	(2,526,836)

Interest expense, net	(138,704)	(70,288)	(333,460)	(144,903)
Change in fair value of derivative liabilities	(6,476)	(91,785)	424,822	(91,785)
Derivative expenses	–	–	(486,359)	–

Net loss from continuing operations	$(1,507,292)	$(744,336)	$(4,582,913)	$(2,763,524)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	–	–

Loss before income taxes	(1,507,292)	(744,336)	(4,582,913)	(2,763,524)

Income taxes	–	(15)	–	(15)

Net Loss	(1,507,292)	(744,351)	(4,582,913)	(2,763,539)

Less: Loss attributable to non-controlling interest	$(41,209)	$(52,836)	$(120,390)	$(245,279)

Net Loss attributable to the Company	$(1,466,083)	$(691,515)	$(4,462,523)	$(2,518,260)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	3,274,015,518	135,533,651	1,372,910,658	120,429,303

See accompanying notes to unaudited condensed consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock To Be	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Interest	Deficit	Total
Balances, October 31, 2013	–	$–	100,790,659	$100,790	$12,157,394	$137,693	$(116,553)	$(12,759,304)	$(479,980)

Common stock issued for cash			31,987,382	31,987	509,613				541,600

Common stock issued in lieu of finders fees			9,413,380	9,413	(9,413)				–

Common stock issued for services & compensation			20,893,566	20,894	928,785				949,679

Acquisition of ownership interest in Godfrey			800,000	800	72,800	(73,600)	–		–

Common stock issued upon conversion of notes payable			15,562,444	15,562	143,351				158,913

Amortization of stock options					926,956				926,956

Imputed interest					18,200				18,200

Note discount					82,500				82,500

Forgiveness of payables to officer					631,600				631,600

Loss on Minority interest							(372,854)		(372,854)

Net loss from continuing operations for the ear ended October 31, 2014								(3,305,046)	(3,305,046)

Balances, October 31, 2014	–	$–	179,447,431	$179,447	$15,461,785	$64,093	$(489,407)	$(16,064,350)	$(848,432)

Common stock converted to preferred stock	325	0	(319,566,106)	(319,566)	319,566				–

Preferred stock issued for services & compensation	613	1			249,999	240,000			490,000

Common stock issued for cash			228,000,000	228,000	(18,000)	300,000			510,000

Preferred stock issued for cash						22,000			22,000

Common stock issued in lieu of finders fees			57,019,761	57,020	(57,020)				–

Common stock issued for services & compensation			387,000,000	387,000	38,000				425,000

Common stock issued upon conversion of notes payable			3,737,696,430	3,737,696	(3,355,619)				382,077

Conversion of derivative liability to common stock					511,339				511,339

Amortization of stock options					2,692,500				2,692,500

Imputed interest					13,650				13,650

Loss on Minority interest							(120,390)		(120,390)

Net loss from continuing operations for the nine months ended July 31, 2015								(4,462,523)	(4,462,523)

Balances, July 31, 2015 (unaudited)	938	$1	4,269,597,516	$4,269,597	$15,856,200	$626,093	$(609,797)	$(20,526,873)	$(384,778)

See accompanying notes to unaudited condensed consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(4,582,913)	$(2,763,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,607,500	1,644,896
Amortization of debt discount	289,976	125,445
Imputed interest expense	13,650	13,650
Loss on induced debt conversion	–	–
Change in fair value of derivative liabilities	(424,822)	91,785
Derivative expense	486,359	–
Interest converted to common stock	15,179	–
Depreciation expense	903	903
Change in operating assets and liabilities:
Prepaid and deferred expenses	(2,376)	1,584
Accounts payable and accrued expenses	2,236	(77,500)
Accrued interest payable	(3,722)	(341)
Net cash used in operating activities	(598,030)	(963,117)

Cash flows from financing activities:
Common stock issued for cash	510,000	470,000
Preferred stock sold for cash	22,000	–
Convertible note issued for cash	160,500	379,834
Repayment of convertible notes	(48,000)	(27,601)
Other payables - related parties	(725)	315,300
Net cash provided by financing activities	643,775	1,137,533

Net increase / decrease in cash	45,745	174,416
Cash, beginning of the period	50,089	27,456

Cash, end of the period	$95,834	$201,872

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$49,892	$51,000
Common stock issued for conversion of notes payable	$382,077	$97,917
Conversion of derivative liability to common stock	$511,339	$–
Common stock issued for finders fees	$–	$4,390
Beneficial conversion feature of convertible note payable	$–	$82,500
Derivative liabilities	$23,089	$146,785

See accompanying notes to unaudited condensed consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Consolidated Financial Statements

July 31, 2015

(Unaudited)

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $4,462,523 during the nine months ended July 31, 2015, and an accumulated deficit of $20,526,873 at July 31, 2015. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Cash Equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at July 31, 2015 and October 31, 2014.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		July 31, 2015 (Unaudited)
	Carrying
	Value
	July 31,
	2015	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$4,324	$–	$–	$4,324
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000
Derivative liabilities	$23,089	$–	$–	$23,089

		Fair Value Measurements at
		October 31, 2014
	Carrying
	Value
	October 31,
	2014	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$233,747	$–	$–	$233,747
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000
Derivative liabilities	$207,891	$–	$–	$207,891

The Company believes that the market rate of interest as of July 31, 2015 and October 31, 2014 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at July 31, 2015 and October 31, 2014 due to short term maturity.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of July 31, 2015, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were convertible notes, 938 shares of convertible preferred stock, 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 140,666,667 shares outstanding as of July 31, 2015 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Nine Months Ended July 31,
	2015	2014

Net loss attributable to the Company	$(4,462,523)	(2,518,260)

Basic and diluted net loss from operations per share	$(0.00)	(0.02)

Weighted average number of common shares outstanding, basic and diluted	1,372,910,658	120,429,303

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

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this Update defer the effective date of ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

As of July 31, 2015 and October 31, 2014, the Company had office equipment of $4,005 and 4,908, net of accumulated depreciation of $4,401 and $3,498, respectively. For the nine months ended July 31, 2015 and 2014, the Company recorded depreciation expense of $903 and $903, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of July 31, 2015 and October 31, 2014, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; Mr. Kevin Gould had payables due to him of $9,000 and $9,000; respectively. The Company had receivables due from HAC amounted to $1,025 and $300 at July 31, 2015 and October 31, 2014, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the nine months ended July 31, 2015 and 2104, the Company recorded imputed interest of $13,650 and $13,650, respectively.

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

In March and April 2015, we entered into Securities Purchase Agreements with various accredited and sophisticated investors, pursuant to which we sold 8% Convertible Promissory Notes, in the original principal amount of $45,000 (the “New Note”). The New Notes have maturity dates of June 12 and October24, 2015 and are convertible into our common stock, at any time at a price for each share of common stock equal to 55 % or 60% of the lowest closing price of the common stock as reported on the National Quotatons Bureau OTCQB exchange, based on a formula specified in the agreements.

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

During the nine months ended July 31, 2015, $382,077 of the convertible notes was converted to 3,737,696,430 shares of the Company’s common stock.

For the nine months ended July 31, 2015 and 2014, the Company recorded derivative expense of $486,359 and $0, respectively. As of July 31, 2015 and October 31, 2014, the derivative liability amounted to $23,089 and $207,891, respectively, based on the following assumptions:

	July 31, 2015	October 31, 2014
Market Price:	$0.0004	0.014
Exercise Price:	$0.0002	0.003
Term:	0.5 year	0.62 year
Volatility:	350%	240%
Dividend Yield:	0	0
Risk Free Interest Rate:	0.03%	0.03%

As of July 31, 2015 and October 31, 2014, the outstanding amount of the convertible notes were $4,324 and $233,747, net of discount of $8,777 and $33,753, respectively.

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

July 31, 2015 and October 31, 2014, the total accrued salaries owed to Mr. McKay were $0.

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expired November 30, 2012 and currently calls for monthly rental payments of $792 pursuant to a month to month agreement.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock.

In June 2015, the Company designated 20,000 of the authorized preferred stock as convertible preferred stock with the following characteristics:

i.	Each share of Preferred Stock would be convertible into 1,000,000 shares of Common Stock at the Preferred Stock holders’ option.

ii.	In shareholder votes, each share of Preferred Stock would have voting power equal to 1,000,000 shares of Common Stock.

In July 2015, 319,566,106 shares of common stock were retired and converted to 325 shares of convertible preferred stock. In addition, the Company issued 613 shares of convertible preferred stock to its employee and consultants for services rendered. These shares were value at $490,000 based on closing price of the underlying common stock if converted.

In June 2015, the company entered into various purchase agreements with accredited investors for the sale of 220 shares of its convertible preferred stock at a price of $100 per share. Total cash proceeds from the sale of stock was $22,000 which was recorded as stock to be issued.

At July 31, 2015 and October 31, 2014, there were 938 and 0 shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 4,500,000,000 shares of its $0.001 common stock.

At July 31, 2015 and October 31, 2014, there were 4,269,597,516 and 179,447,431 shares issued and outstanding, respectively.

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

Fiscal year 2015:

During the nine months ended July 31, 2015, the Company issued 387,000,000 shares of common stock for legal and consulting services rendered. The shares were valued at $425,000 based on service invoice and the closing stock prices on the dates of the stock grants.

During the nine months ended July 31, 2015, the company entered into various purchase agreements with an accredited investor for the sale of 478,000,000 shares of its common stock at a price ranged from $0.00035 to $0.0012 per share. Total cash proceeds from the sale of stock during the nine months ended July 31, 2015, was $510,000. As of July 31, 2015, the Company issued 228,000,000 shares and 250,000,000 shares was recorded as stocks to be issued. In connection with the these stock purchase agreements, the Company issued 57,019,761 shares of common stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

During the nine months ended July 31, 2015, the Company also issued 3,737,696,430 shares upon conversion of convertible notes amounted to $382,077.

In July 2015, 319,566,106 shares of common stock were retired and converted to 325 shares of convertible preferred stock.

Options and Warrants

A summary of option activity during the three months ended July 31, 2015 and the year ended October 31, 2014 are presented below:

	July 31, 2015			October 31, 2014
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	52,666,667	$0.08	6.24	52,666,667	$0.08	10.42
Granted	138,000,000	0.0146	10.00	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	50,000,000	0.08	6.24	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	140,666,667	$0.0146	9.52	52,666,667	$0.08	9.42

Options exercisable at end of period	37,166,667	$0.0146	9.52	31,166,667	$0.15	6.24

A summary of warrant activity during the three months ended July 31, 2015 and the year ended October 31, 2014 are presented below:

	July 31, 2015			October 31, 2014
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	6.39	4,000,000	$0.75	7.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	4,000,000	$0.75	5.64	4,000,000	$0.75	6.39

Warrants exercisable at end of year	–	$–	–	–	$–	–

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

Market Price:	$0.020
Exercise Price:	$0.015
Term:	10 years
Volatility:	321%
Dividend Yield:	0
Risk Free Interest Rate:	2.25%

For the nine months ended July 31, 2015, $2,692,500 was amortized as stock based compensation.

NOTE 8 – SUBSEQUENT EVENTS

•	In August 2015, 340,251,028 shares of common stock were converted to 355 shares of convertible preferred stock.

•	In August and September 2015, the Company issued 2,139 shares of convertible preferred stock as compensation to consultants and employee for services rendered.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

1

Results of Operations

Nine Months Ended July 31, 2015 and 2014

We have not commenced revenue producing operations and do not expect to until the fourth quarter of 2015, at the earliest, at which time we expect to commence the distribution of Godfrey’s line of spherical bearings. During the nine months ended July 31, 2015, we incurred $4,187,916 of operating expenses compared to $2,526,836 during the nine months ended July 31, 2014.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The increase in operating expenses for the nine months ended July 31, 2015 compared to the same period in fiscal 2014 was primarily resulted from issuance of options for common stock to board of directors. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the nine months ended July 31, 2015 and 2014, we incurred a net loss from operations of $4,582,913 and $2,763,524, respectively. The increase was primarily resulted from issuance of common stock options to board of directors.

As of July 31, 2015 and October 31, 2014, as a result of the increased ownership to 55% in Godfrey, we recorded non-controlling interest of $609,797 and $489,407, respectively. The net loss attributable to the Company was $4,462,523 and $2,518,260 for the nine months ended July 31, 2015 and 2014, respectively.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2015, we had total assets of $105,383 and a working capital deficit of $390,367.  Since July 31, 2015, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured by Godfrey and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations.  However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2015 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2015.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended July 31, 2015, the Company entered into various purchase agreements with accredited investors for the sale of 478,000,000 shares of its common stock at a price ranged from $0.00035 to $0.0012 per share. Cash of $510,000 was received and 228,000,000 shares were issued in March and April 2015. The unissued shares were recorded as stock to be issued.

In June 2015, the company entered into various purchase agreements with accredited investors for the sale of 220 shares of its convertible preferred stock at a price of $100 per share. Total cash proceeds from the sale of stock was $22,000 which was recorded as stock to be issued.

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

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	September 21, 2015	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

5