Form 10-K
period 2015-10-31
Trans-Pacific Aerospace Company, Inc.
filed 2016-02-16
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $230,781

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,944,402,694 shares of common stock and 3,685 shares of preferred stock as of January 21, 2016.

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

General

We are engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.   Our initial products will be self-lubricating spherical bearings for commercial aircraft. These bearings are integral to the operation of commercial aircraft and help with several flight-critical tasks, including aircraft flight controls and landing gear. As of the date of this report, we have commenced commercial manufacture or sale of our products.

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on the development of our production facility in Dongguan, China and the design and engineering of our initial product line of spherical bearings. Our production facility in Dongguan, China is held and operated by TPAC. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of our initial line of bearings. Godfrey and TPAC received final approval from NAVAIR on March 5, 2013. However, we expect that we will need to raise at least $1 million of capital, or to develop a strategic partnership, through which the partner will contribute working capital, in order to better develop international marketing and production.

Our strategy is to leverage our product design and engineering expertise to form business relationships with local partners in markets outside the United States who will provide manufacturing, sales and distribution capabilities, similar to our relationship with Godfrey. Our initial target markets for establishing foreign partnerships are China, Australia, India and the Middle East.  We intend to partner in these foreign markets with local businesses that can establish in-country production facilities using our product design and engineering expertise, and thereby take advantage of economies available only to local producers. We intend to serve as the primary distributor of products manufactured by our foreign partners. In addition to our partners’ foreign based operations, we plan to establish our own manufacturing facility in the United States to provide component parts to U.S. military weapon systems and commercial aerospace end users.

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

We currently have no joint venture in place for the manufacture or sale of our products other than our arrangements with Godfrey, but have supplier/distribution agreements with US, China, European and Australia related entities.

Godfrey (China) Limited

Our initial operations have focused on the Chinese and US bearings market and are conducted through TPAC. On March 30, 2010, we acquired 25% of the outstanding share capital of Godfrey in exchange for our contribution to Godfrey of technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. These bearings and component parts are designed to meet the specifications and standards of NAVAIR and are widely used in the manufacture of commercial aircraft, among other products. In 2013 we acquired an additional 30% interest in Godfrey (China).

In September 2010, we opened our production facility in Guangzhou, China. As of the date of this report, TPAC and Godfrey have received qualification approval by NAVAIR. As of September, 2014, the Company was placed on the US Navy Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there.  The Company moved to a new facility in Dongguan, China in 2015 at a savings of approximately $60,000 annually. The Company, whose factory is located in close proximity to Hong Kong, was the first and remains the only company in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings. .

Products

We are engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.  Our product designs address over 3,000 component parts that are utilized in new and used commercial aircraft and military aircraft, space vehicles, power plants and surface and undersea vessels. Our initial products are self-lubricating spherical bearings for commercial aircraft. These bearings are integral to the operation of commercial aircraft and help with several flight-critical tasks, including aircraft flight controls and landing gear. We also intend to manufacture for sale bushings and rod-end bearings. We have received all regulatory approvals required for the manufacture and sale of our initial line of self-lubricating spherical bearings and bushings and intend to pursue regulatory approval of our initial line of rod-end bearings.

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

Manufacturing and Operations

We have commenced commercial manufacture of our products. Our initial operations have focused on the Chinese and US bearings markets and are conducted through Company facilities located in Dongguan, China.

As of the date of this report, TPAC and Godfrey have received qualification approval by the Naval Air Systems Command (“NAVAIR”) of the United States Navy. As of September, 2014 the Company was placed on the US Navy Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced by TPAC and Godfrey. The facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings. We anticipate providing NAVAIR with test samples for approval under SAE-AS81935 for the production of rod end bearings in 2016.

Our strategy is to leverage our product design and engineering expertise to form business relationships with local partners in markets outside the United States who will provide manufacturing, sales and distribution capabilities, similar to our relationship with Godfrey. Our initial target markets are China, Australia, India and the Middle East.  We intend to partner in these foreign markets with local businesses that have manufacturing or distribution resources and then establish in-country production facilities using our product design and engineering expertise, and thereby take advantage of economies available only to local producers.  We intend to serve as the primary distributor of products manufactured by our foreign partners.

In addition to our partners’ foreign based operations, we plan to establish our own manufacturing facility in the United States to provide component parts to U.S. military weapon systems and commercial aerospace end users. We currently have business relationships in place for the manufacture or sale of our products, including production and distribution agreements.

The production of our spherical bearings will occur in six general steps: (1) machining of ball and race; (2) preparation of self-lubricating liners; (3) assembly of race and liner; (4) swaging of ball in race; (5) final curing; and (6) final machining. These general steps take approximately 14 days to complete and employ a variety of tools, equipment and processes, some of which can be outsourced or performed at different facilities. For the foreseeable future, we expect that our production facilities and those of our partners will outsource the machining of the ball and race and the preparation of the liners. All other steps will be conducted at our production facilities or the facilities of our foreign partners. Our production facility in Dongguan, China is presently capable of conducting all production steps, other than the machining of the ball and race and final grinding of the bearings, at a capacity that will handle demand for the foreseeable future.

Sales, Marketing and Distribution

We have commenced commercial sales of our products.  Our current strategy is to form business relationships with local partners in markets outside the United States who will provide sales, marketing, and manufacturing capabilities. We will supply our product design and engineering expertise and also serve as the primary distributor of products manufactured by our joint venture partners. However, we expect that we will need to raise at least $1 million of capital, or to develop a strategic partnership, through which the partner will contribute working capital, in order to better develop international marketing and production

Our initial sales, marketing and distribution efforts focus on the self-lubricated spherical bearings, bushings and rod-ends t manufactured at our production facility, in Dongguan, China. We have received all regulatory approvals required for the manufacture and sale of our initial line of self-lubricating spherical bearings and bushings and intend to pursue regulatory approval of our initial line of rod-end bearings.

We expect to supplement the sales activities of our local-market partners with direct sales efforts by our executive management and internal sales staff. During the first quarter of 2014, we signed a marketing and sales agreement with a Hong Kong aerospace marketing company with strong marketing and distribution ties to the Chinese market. During the third quarter of 2015, we signed a marketing and sales agreement with a Hong Kong aerospace marketing company with strong marketing and distribution ties to the Australian, Indian and Middle East markets. During the first quarter of 2016 we received approval and became a supplier to a US based, China owned aerospace distributor, for the marketing and distribution of our products. We intend to implement a strategic brand management initiative that will seek to position the Trans-Pacific name as a global brand with local roots in various foreign countries.  In addition to standard primary touch points including OEMs, airlines and MROs, we will also reach out to leading bearing distributors, the sub-assembly industry and others.  We do expect to market to the U.S. military. Our marketing elements will include:

•	Participation in major air and aerospace trade shows (e.g., China International Aviation & Aerospace Exhibition; Farnborough/Paris; Dubai; Singapore; Zhuhai);

•	Participation in trade fairs (for airlines and MROs) sponsored by Boeing, Airbus and Embraer;

•	Trade publicity;

•	Key market tours to coincide with government-sponsored expositions;

•	Sponsorship of “best practice” seminars for airlines and MROs; and

•	Sales support materials for distributors (promotional collateral and product DVDs).

Competition

The markets within the aerospace industry that we serve are relatively fragmented and we face several competitors for many of the products and services we provide. Due to the global nature of the commercial aircraft industry, competition in these categories comes from both U.S. and foreign companies. Competitors in our product offerings range in size from divisions of large public corporations that have significantly greater financial, technological and marketing resources than we do, to small privately-held entities, with only one or two components in their entire product portfolios.

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

In order to sell component parts to the OEMs of commercial aircraft in the United States, our products must be approved by an OEM or government agency, such as NAVAIR.   These production approval holders provide quality control and performance criteria and oversight and, in effect, generally limit the number of suppliers directly servicing the commercial aerospace new parts market. In order to directly sell component parts to the aftermarket, we must conform to a separate set of FAA regulations providing for an independent parts manufacturing authority, or PMA, process, which enables suppliers who conform to FAA PMA requirements to sell products to the aftermarket, irrespective of whether the supplier is an approved supplier to the OEM for original equipment or products. Currently, we are approved by NAVAIR and are an approved supplier to Boeing Commercial Aircraft Company. We are working toward Boeing Supplier Qualification Approval, which would greatly enhance the opportunity to quote on products from Boeing.

As of the date of this report, TPAC and Godfrey have received qualification approval by NAVAIR. As of September, 2014 the Company was placed on the US Navy Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there. The Dongguan facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings. We anticipate providing NAVAIR with test samples for approval under SAE-AS81935 for the production of rod end bearings during 2016. Our spherical bearings are now eligible for sale to OEMs in the U.S. Since the PMA process is unavailable to manufacturers in China, products produced at our facilities in China will not be entitled to be sold in the U.S. aftermarket directly by our Chinese manufacturing company. However, because TPAC is located in the USA, we are able to utilize our facility in the United States in order to sell to the aftermarket the parts manufactured by our facilities in China.

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

Employees

As of the date of this report, we have seven employees, including three employees of our China facility. We expect to add additional employees subject to our commencement of manufacturing operations.

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

Risks Relating to Our Company and Business

We do not have a significant operating history and, as a result, there is a limited amount of information about us on which to make an investment decision. We were incorporated in June 2007 to engage in the business of oil and gas exploration. We terminated that business line in February 2010 and since then have been engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels. To date, our operations have focused on the development of our production facility in China and the design and engineering of our initial product line of spherical bearings. While our chief executive officer, William McKay, has significant experience in the bearing manufacturing industry, our company has no prior operating experience in the manufacture or distribution of bearings. Accordingly, there is little operating history upon which to judge our current operations or future success. The likelihood of our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of a new business.

We are a development-stage business that has minimal revenue producing operations and expects to incur operating losses until such time, if ever, as we are able to develop significant revenue. To date, we have not commenced substantial commercial manufacture or sales of our aircraft component products. Accordingly, we have not generated significant revenues from these operations nor have we realized a profit from our operations, and there is little likelihood that we will generate significant revenues or realize any profits in the short term. As we try to build our aircraft component business, we expect a significant increase in our operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we generate significant revenue from the sale of our products.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2015 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Our business is capital intensive and we will need additional capital to execute our business plan and fund operations, and we may not be able to obtain such capital on acceptable terms or at all. As of October 31, 2015, we had total assets of $13,705 and a working capital deficit of $401,796. Since October 31, 2015, our working capital has decreased as a result of continuing losses from operations. We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our marketing and distribution of the initial line of aircraft component products to be manufactured at our Dongguan facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2015 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Our products are subject to certain approvals and qualification, and the failure to obtain such approvals and qualification would materially reduce our revenues and profitability. Obtaining product approvals from regulatory agencies and customers is essential to servicing the aerospace market. Qualification standards are rigorous and parts manufactured at such facilities must meet various qualification testing criteria. We received final approval from NAVAIR on March 5, 2013, which allows us to manufacture and sell SAE-AS81820 and 81934 bearings and bushings. However, we expect that we will need to raise at least $1 million of capital or to develop a strategic partnership, through which the partner will contribute working capital, in order to better develop international marketing and production.

Our business strategy is dependent on our ability to establish local market joint ventures outside the United States. A critical element of our business strategy is to establish joint venture or other business relationships with local partners in markets outside the United States who will provide manufacturing and sales capabilities. We established our initial operations through our 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation located in Dongguan, China. However, there is no assurance that we will be successful in establishing additional joint venture or other business relationships with local partners on terms acceptable to us. In addition, our reliance on local market partners and joint venture structures will expose us to several risks, including:

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

We may incur material losses for product liability and recall related claims.  Our aircraft component part business is subject to a risk of product and recall related liability in the event that the failure, use or misuse of any of our products results in personal injury, death, or property damage or our products do not conform to our customers' specifications. If one of our products is found to be defective or otherwise results in a product recall, significant claims may be brought against us. To date, we have not had significant commercial sales of our products and we do not currently maintain product liability insurance coverage for product liability. Any product liability or recall related claims may result in material losses related to these claims and a corresponding reduction in our cash flow and net income.

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

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital. Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of up to 4,500,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of January 21, 2016, we had an aggregate of 1,555,597,306 shares of our common stock and 4,996,315 shares of our preferred stock authorized but unissued. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in San Marino, California. We lease approximately 480 square feet at the rate of $970 per month pursuant to a month to month agreement. At such time as our increased operations warrant, we intend to acquire larger leased properties in the general Los Angeles, California area.

We lease a facility in Dongguan, China under a 12 year lease. This facility has approximately 5,000 square feet. The rental rate is approximately $1,565 monthly. We lease an apartment in the Nancheng District of Dongguan. The apartment is approximately 1,700 square feet. The lease rate is approximately $850 monthly, including all utilities and management fees. The apartment lease is renewed every February.

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.	Mine Safety Disclosures.

N/A.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “TPAC”. The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the fiscal years ending October 31, 2015 and October 31, 2014.

2015	Low	High
Fourth Quarter	$0.0003	$0.0007
Third Quarter	$0.0001	$0.0013
Second Quarter	$0.0002	$0.0021
First Quarter	$0.0024	$0.0200

2014	Low	High
Fourth Quarter	$0.01	$0.03
Third Quarter	$0.01	$0.04
Second Quarter	$0.03	$0.06
First Quarter	$0.04	$0.07

Holders of Record

As of January 21, 2016, we had outstanding 2,944,402,694 shares of common stock, held by 1909 shareholders of record; we had outstanding 3,685 shares of preferred stock, held by 17 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2015, we issued a total of 4,409,716,191 shares of our common stock and 2,945 shares of our preferred stock, as more fully described in Note 7 to our audited consolidated financial statements, “Capital Stock Transactions”. All of the issuances were made pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“1933 Act”) and Rule 506 thereunder. All of the investors were accredited investors, as such term is defined in Rule 501 under the 1933 Act. We issued common shares in payment of finders’ fees pursuant to some of the transactions.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended October 31, 2015 and 2014 included elsewhere in this report.

Overview

We are engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels. Our initial products will be self-lubricating spherical bearings for commercial aircraft. These bearings are integral to the operation of commercial aircraft and help with several flight-critical tasks, including aircraft flight controls and landing gear. As of the date of this report, we have not had significant commercial manufacture or sale of our products.

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on the development of our production facility in China and the design and engineering of our initial product line of spherical bearings.. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of our initial line of bearings. However, we expect that we will need to raise at least $1 million of capital, or to develop a strategic partnership, through which the partner will contribute working capital, in order to better develop international marketing and production.

Results of Operations - Years Ended October 31, 2015 and 2014

We have commenced revenue producing in first quarter of 2016. During the 2015 fiscal year, we incurred $4,492,561 of operating expenses compared to $3,334,393 during fiscal 2014. Our operating expenses consist primarily of general and administrative expenses and the increase in operating expenses from fiscal 2014 to fiscal 2015 was attributable primarily to increase in stock based compensation with a decrease in professional fees. We expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the 2015 fiscal year, we incurred a net loss before income taxes from continuing operations of $4,900,941 compared to a net loss from continuing operations of $3,676,991 during fiscal 2014. The increase in our net loss in 2014 was attributable primarily to increased general and administrative expenses described above.

For the year ended October 31, 2015 and 2014, as a result of the increased ownership to 55% in Godfrey, we recorded non-controlling interest of $150,311 and $372,854, respectively. The net loss attributable to the Company was$4,750,630 and $3,305,046 for the years ended October 31, 2015 and 2014, respectively.

Financial Condition

Liquidity and Capital Resources

As of October 31, 2015, we had total assets of $13,705 and a working capital deficit of $401,796. Since October 31, 2015, our working capital has decreased as a result of continuing losses from operations. We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2015 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Trans-Pacific Aerospace Company, Inc.

We have audited the accompanying consolidated balance sheet of Trans-Pacific Aerospace Company, Inc. (the “Company”) as of October 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Pacific Aerospace Company, Inc. as of October 31, 2015 and 2014 and the results of its operations, stockholders’ deficit, and cash flows for the years ended October 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Walnut, California

February 16, 2016

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	October 31,	October 31,
	2015	2014
ASSETS
Current assets
Cash	$6,833	$50,089
Prepaid expenses	1,584	1,584
Total current assets	8,417	51,673

Non-Current assets
Office equipment, net of accumulated depreciation of $4,702 and $3,498, respectively	3,704	4,908
Security deposit	1,584	1,584
Total non-current assets	5,288	6,492

Total assets	$13,705	$58,165

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$60,021	$108,320
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	500	5,555
Other payables - related parties	58,975	68,700
Convertible note payable, net of discount	8,333	233,747
Convertible note payable, currently in default	260,000	260,000
Derivative liabilities - conversion option	–	207,891
Total current liabilities	410,213	906,597

Total liabilities	410,213	906,597

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized. 2,945 and 0 shares issued and outstanding at October 31, 2015 and 2014	3	–
Common stock, par value $0.001, 4,500,000,000 shares authorized. 3,829,346,478 shares issued and outstanding at October 31, 2015 and 179,447,431 shares issued and outstanding at October 31, 2014	3,829,346	179,447
Additional paid-in capital	17,142,748	15,461,785
Common stock to be issued	86,093	64,093
Accumulated Deficit	(20,814,980)	(16,064,350)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	243,210	(359,025)
Non-controlling interest in subsidiary	(639,718)	(489,407)

Total stockholders' (deficit)	(396,508)	(848,432)

Total liabilities and stockholders' (deficit)	$13,705	$58,165

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statements of Operations

	For the Years Ended October 31,
	2015	2014

Operating expenses
Professional fees	$57,777	$211,700
Consulting	328,000	721,078
Other general and administrative	4,106,784	2,401,615

Total operating expenses	4,492,561	3,334,393

Operating loss from continuing operations	(4,492,561)	(3,334,393)

Interest expense, net	(346,843)	(189,707)
Change in fair value of derivative liabilities	424,822	(152,891)
Derivative expenses	(486,359)	–

Net loss from continuing operations	$(4,900,941)	$(3,676,991)

Discontinued operations
Net gain (loss) from discontinued operations	–	–

Loss before income taxes	(4,900,941)	(3,676,991)

Income taxes	–	(909)

Net Loss	(4,900,941)	(3,677,900)

Less: Loss attributable to non-controlling interest	$(150,311)	$(372,854)

Net Loss attributable to the Company	$(4,750,630)	$(3,305,046)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	2,007,249,294	131,965,747

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock To Be	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Interest	Deficit	Total
Balances, October 31, 2013	–	$–	100,790,659	$100,790	$12,157,394	$137,693	$(116,553)	$(12,759,304)	$(479,980)

Common stock issued for cash			31,987,382	31,987	509,613				541,600

Common stock issued in lieu of finders fees			9,413,380	9,413	(9,413)				–

Common stock issued for services & compensation			20,893,566	20,894	928,785				949,679

Acquisition of ownership interest in Godfrey			800,000	800	72,800	(73,600)	–		–

Common stock issued upon conversion of notes payable			15,562,444	15,562	143,351				158,913

Amortization of stock options					926,956				926,956

Imputed interest					18,200				18,200

Note discount					82,500				82,500

Forgiveness of payables to officer					631,600				631,600

Loss on Minority interest							(372,854)		(372,854)

Net loss from continuing operations for the year ended October 31, 2014								(3,305,046)	(3,305,046)

Balances, October 31, 2014	–	$–	179,447,431	$179,447	$15,461,785	$64,093	$(489,407)	$(16,064,350)	$(848,432)

Common stock converted to preferred stock	767	1	(759,817,144)	(759,817)	759,817				1

Preferred stock issued for services & compensation	1,203	1			644,999	–			645,000

Common stock issued for cash			228,000,000	228,000	(18,000)	–			210,000

Preferred stock issued for cash	250	–			300,000	22,000			322,000

Stocks issued in lieu of finders fees	725	1	57,019,761	57,020	(57,021)				–

Common stock issued for services & compensation			387,000,000	387,000	38,000				425,000

Common stock issued upon conversion of notes payable			3,737,696,430	3,737,696	(3,355,618)				382,078

Conversion of derivative liability to common stock					540,586				540,586

Amortization of stock options					2,760,000				2,760,000

Imputed interest					18,200				18,200

Note discount					50,000				50,000

Loss on Minority interest							(150,311)		(150,311)

Net loss from continuing operations for the year ended October 31, 2015								(4,750,630)	(4,750,630)

Balances, October 31, 2015	2,945	$3	3,829,346,478	$3,829,346	$17,142,748	$86,093	$(639,718)	$(20,814,980)	$(396,508)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(4,900,941)	$(3,677,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,830,000	1,876,635
Amortization of debt discount	298,309	139,308
Imputed interest expense	18,200	18,200
Change in fair value of derivative liabilities	(424,822)	152,891
Derivative expense	486,359	–
Interest converted to common stock	17,014	–
Depreciation expense	1,204	1,204
Contribution of officer salaries	–	350,000
Forgiveness of payable to officer	–	281,600
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(48,299)	(77,499)
Accrued interest payable	(5,055)	(185)
Net cash used in operating activities	(728,031)	(935,746)

Cash flows from financing activities:
Common stock issued for cash	210,000	541,600
Preferred stock sold for cash	322,000	–
Convertible note issued for cash	210,500	500,834
Repayment of convertible notes	(48,000)	(117,755)
Other payables - related parties	(9,725)	33,700
Net cash provided by financing activities	684,775	958,379

Net increase / (decrease) in cash	(43,256)	22,633
Cash, beginning of the period	50,089	27,456

Cash, end of the period	$6,833	$50,089

Supplemental cash flow disclosure:
Interest paid	$–	$26,804
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on
outstanding liabilities	$49,892	$51,000
notes payable	$382,078	$152,764
Conversion of derivative liability to common stock	$540,586	$–
Stocks issued for finders fees	$57,021	$9,413
Common stock issued for common stock payable	$–	$73,600
Beneficial conversion feature of convertible note payable	$–	$82,500
Derivative liabilities	$–	$59,779

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Consolidated Financial Statements

October 31, 2015

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

On April 5, 2013, the Company entered into Securities Purchase Agreements to purchase additional capital stock of Godfrey (China) Limited (“Godfrey”), the Company’s 25%-owned Hong Kong subsidiary engaged in the development of the production facility in Guangzhou, China. On June 21, 2013, upon closing of the transactions under the Securities Purchase Agreements, the Company increased its ownership of Godfrey from 25% to 55%.

Business Overview

The Company’s aircraft component business commenced on February 1, 2010. To date, its operations have focused on product design and engineering. The Company has recently commenced commercial manufacture or sales of its products.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $4,750,630 during the year ended October 31, 2015, and an accumulated deficit of $20,814,980 at October 31, 2015. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at October 31, 2015 and 2014.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		October 31, 2015
	Carrying
	Value
	October 31,
	2015	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$8,333	$–	$–	$8,333
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		October 31, 2014
	Carrying
	Value
	October 31,
	2014	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$233,747	$–	$–	$233,747
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000
Derivative liabilities	$207,891	$–	$–	$207,891

The Company believes that the market rate of interest as of October 31, 2015 and 2014 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at October 31, 2015 and 2014 due to short term maturity.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of October 31, 2015, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were convertible notes, 2,845 shares of convertible preferred stock, 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 140,666,667 shares outstanding as of October 31, 2015 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Years Ended October 31,
	2015	2014

Net loss attributable to the Company	$(4,750,630)	(3,305,046)

Basic and diluted net loss from operations per share	$(0.00)	(0.03)

Weighted average number of common shares outstanding, basic and diluted	2,007,249,294	131,965,747

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of October 31, 2015 and 2014, the Company had office equipment of $3,704 and 4,908, net of accumulated depreciation of $4,702 and $3,498, respectively. For the years ended October 31, 2015 and 2014, the Company recorded depreciation expense of $1,204 and $1,204, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of October 31, 2015 and 2014, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; Mr. Kevin Gould had payables due to him of $0 and $9,000; respectively. The Company had receivables due from HAC amounted to $1,025 and $300 at October 31, 2015 and 2014, respectively.

During the year ended October 31, 2014, Mr. McKay, the CEO of the Company, waived $350,000 of the salaries owed to him which was treated as a capital contribution increasing additional paid in capital by $350,000.

During the year ended October 31, 2014, Mr. McKay also forgave $281,600 of the outstanding amount owed to him which was treated as a capital contribution increasing additional paid in capital by $281,600.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the years ended October 31, 2015 and 2104, the Company recorded imputed interest of $18,200 and $18,200, respectively.

During the year ended October 31, 2014, we entered into Securities Purchase Agreements with various accredited and sophisticated investors, pursuant to which we sold Convertible Promissory Notes with interest rates ranging from 8% to 12%, in the original principal amount of $325,000 (the “Notes”). The Notes have maturity date of six months or one year from the issuance date and are convertible into our common stock, at any time after 180 days, at a price for each share of common stock equal to 50% to 60% of the lowest closing bid price of the common stock as reported on the National Quotation Bureau OTCQB exchange, based on formulas specified in the agreements.

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

During the six months ended April 30, 2015, six of the above convertible notes with total principal amount of $212,500 reached the 180 days and the conversion options became derivative liabilities. Using the Black-Scholes Model, the Company calculated the fair value of the conversion options and recorded derivative liabilities on the 180 day and April 30, 2015. The change in fair value was recorded as derivative expenses.

On June 13, 2014, we entered into Securities Purchase Agreements with Tangiers Investment Group LLC, pursuant to which we sold a 10% Convertible Promissory Note, in the original principal amount of $55,000 (the “Tangiers Note”). The Tangiers Note has a maturity date of June 13, 2015 and is convertible into our common stock, at any time at a price for each share of common stock equal to 60% of the lowest closing bid price of the common stock as reported on the National Quotation Bureau OTCQB exchange, based on a formula specified in the agreement.

On November 25, 2014, we entered into Securities Purchase Agreements with Tangiers Investment Group LLC, pursuant to which we sold a 10% Convertible Promissory Note, in the original principal amount of $27,500 (the “Tangiers Note 2”). The Tangiers Note 2 has a maturity date of November 25, 2015 and is convertible into our common stock, at any time at a price for each share of common stock equal to 60% of the lowest closing bid price of the common stock as reported on the National Quotation Bureau OTCQB exchange, based on a formula specified in the agreement.

The issuance of the Tangiers Note 2 was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

On November 10, 2014, we entered into Securities Purchase Agreements with Auctus Private Equity Funds, LLC, pursuant to which we sold an 8% Convertible Promissory Note, in the original principal amount of $40,000 (the “Auctus Note”). The Auctus Note has a maturity date of November 10, 2015 and is convertible into our common stock, at any time at a price for each share of common stock equal to 55% of the average of the lowest three (3) trading prices of the common stock as reported on the National Quotation Bureau OTCQB exchange, based on a formula specified in the agreement.

The issuance of the Auctus Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

On February 23, 2015, we entered into Securities Purchase Agreements with KBM Worldwide, Inc., pursuant to which we sold an 8% Convertible Promissory Note, in the original principal amount of $48,000 (the “KBM Note”). The KBM Note has a maturity date of October 9, 2015 and is convertible into our common stock, at any time after 180 days, at a price for each share of common stock equal to 55% of the average of the lowest three (3) trading prices during the ten trading days prior to the conversion date of the common stock as reported on the National Quotation Bureau OTCQB exchange, based on a formula specified in the agreement.

The issuance of the KBM Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

In March and April 2015, we entered into Securities Purchase Agreements with various accredited and sophisticated investors, pursuant to which we sold 8% Convertible Promissory Notes, in the original principal amount of $45,000 (the “New Note”). The New Notes have maturity dates of June 12 and October 24, 2015 and are convertible into our common stock, at any time at a price for each share of common stock equal to 55% or 60% of the lowest closing price of the common stock as reported on the National Quotation Bureau OTCQB exchange, based on a formula specified in the agreements.

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

In September 2015, the Company entered into a Securities Purchase Agreement with Apollo Capital Corp, pursuant to which we sold a 12% Convertible Promissory Note, in the original principal amount of $50,000 (the “Apollo Note”). The Apollo Note has maturity date of March 29, 2016 and are convertible into our common stock, at any time after 180 days, at a price for each share of common stock equal to 40% of the lowest closing price of the common stock as reported on the National Quotation Bureau OTCQB exchange, based on a formula specified in the agreements.

The issuance of the Apollo Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The Company analyzed the conversion option of the Apollo Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Notes issued.

During the years ended October 31, 2015, $382,078 of the convertible notes was converted to 3,737,696,430 shares of the Company’s common stock.

For the years ended October 31, 2015 and 2014, the Company recorded derivative expense of $486,359 and $0, respectively. As of October 31, 2015 and 2014, the derivative liability amounted to $0 and $207,891, respectively. Fair value of derivative liabilities was calculated based on the following assumptions:

	For the year ended	For the year ended
	October 31, 2015	October 31, 2014
Market Price:	$0.0004 -- $0.03	$0.014 -- $0.04
Exercise Price:	$0.0002 -- $0.015	$0.003 -- $0.018
Term:	0.15 -- 1 year	0.5 -- 1 year
Volatility:	128% -- 350%	128% -- 240%
Dividend Yield:	0	0
Risk Free Interest Rate:	0.03% -- 0.07%	0.03% -- 0.15%

As of October 31, 2015 and 2014, the outstanding amount of the convertible notes were $8,333 and $233,747, net of discount of $41,667 and $33,753, respectively.

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

As of October 31, 2015 and 2014, the total accrued salaries owed to Mr. McKay were $0.

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expired November 30, 2012 and currently calls for monthly rental payments of $970 pursuant to a month to an annual agreement.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock.

In June 2015, the Company designated 20,000 of the authorized preferred stock as convertible preferred stock with the following characteristics:

i.	Each share of Preferred Stock would be convertible into 1,000,000 shares of Common Stock at the Preferred Stock holders’ option, subject to restrictions regarding timing, volume and common share availability.

ii.	In shareholder votes, each share of Preferred Stock would have voting power equal to 1,000,000 shares of Common Stock.

During the year ended October 31, 2015, 759,817,144 shares of common stock were retired and converted to 767 shares of convertible preferred stock. In addition, the Company issued 1,203 shares of convertible preferred stock to its employee and consultants for services rendered. These shares were value at $645,000 based on closing price of the underlying common stock if converted.

In June 2015, the company entered into various purchase agreements with accredited investors for the sale of 220 shares of its convertible preferred stock at a price of $100 per share. Total cash proceeds from the sale of stock were $22,000 which was recorded as stock to be issued.

During the year ended October 31, 2015, the company entered into various purchase agreements with an accredited investor for the sale of 478,000,000 shares of its common stock at a price ranged from $0.00035 to $0.0012 per share. Total cash proceeds from the sale of stock during the year ended October 31, 2015, was $510,000. As of October 31, 2015, the Company issued 228,000,000 shares of common stock and 250 shares of preferred stock in lieu of 250,000,000 shares of common stock. In connection with these stock purchase agreements, the Company issued 57,019,761 shares of common stock and 725 shares of preferred stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

At October 31, 2015 and 2014, there were 2,945 and 0 shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 4,500,000,000 shares of its $0.001 common stock.

At October 31, 2015 and 2014, there were 3,829,346,478 and 179,447,431 shares issued and outstanding, respectively.

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

Fiscal year 2015:

During the year ended October 31, 2015, the Company issued 387,000,000 shares of common stock for legal and consulting services rendered. The shares were valued at $425,000 based on service invoice and the closing stock prices on the dates of the stock grants.

During the year ended October 31, 2015, the company entered into various purchase agreements with an accredited investor for the sale of 478,000,000 shares of its common stock at a price ranged from $0.00035 to $0.0012 per share. Total cash proceeds from the sale of stock during the year ended October 31, 2015, was $510,000. As of October 31, 2015, the Company issued 228,000,000 shares of common stock and 250 shares of preferred stock in lieu of 250,000,000 shares of common stock. In connection with these stock purchase agreements, the Company issued 57,019,761 shares of common stock and 725 shares of preferred stock in lieu of finders’ fees, which represents stock offering costs. Finders’ fees are treated as a reduction in paid in capital per current accounting guidance.

During the year ended October 31, 2015, the Company also issued 3,737,696,430 shares upon conversion of convertible notes amounted to $382,078.

During the year ended October 31, 2015, 759,817,144 shares of common stock were retired and converted to 767 shares of convertible preferred stock.

Options and Warrants

A summary of option activity during the years ended October 31, 2015 and 2014 are presented below:

	October 31, 2015			October 31, 2014
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	52,666,667	$0.08	6.24	52,666,667	$0.08	10.42
Granted	138,000,000	0.0146	10.00	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	50,000,000	0.08	6.24	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	140,666,667	$0.0146	9.27	52,666,667	$0.08	9.42

Options exercisable at end of period	140,666,667	$0.0146	9.27	31,166,667	$0.15	6.24

A summary of warrant activity during the three months ended October 31, 2015 and 2014 are presented below:

	October 31, 2015			October 31, 2014
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	6.39	4,000,000	$0.75	7.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	4,000,000	$0.75	5.39	4,000,000	$0.75	6.39

Warrants exercisable at end of year	–	$–	–	–	$–	–

In November 2014, the Company granted options to all board members to purchase a total of 138,000,000 shares at an exercise price of $0.0146 per share of its common stock for service rendered and to replace the old options. These options vests in 4 equal amounts on the grant date, 2/9/2015, 5/9/2015, and 8/9/2015 and are exercisable within 10 years from the dates of vesting. The total estimated value using the Black-Scholes Model, based on the following variables, was $2,760,000.

Market Price:	$0.020
Exercise Price:	$0.015
Term:	10 years
Volatility:	321%
Dividend Yield:	0
Risk Free Interest Rate:	2.25%

For the year ended October 31, 2015, $2,760,000 was amortized as stock based compensation.

NOTE 8 – SUBSEQUENT EVENTS

•	In January 2016, 892,943,784 shares of common stock were retired and converted to 894 shares of convertible preferred stock.

•	In January 2016, the Company issued 54 shares of convertible preferred stock as compensation to consultants and employee for services rendered.

•	In February 2016, the Company paid off the $50,000 Apollo Note with accrued interest in cash.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2015 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2015 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2015.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of the date of this report are set forth below:

Name	Age	Position
William R. McKay	61	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer
Greg Archer	61	Director
Kevin Gould	61	Director
Clairmont Griffith	54	Director
Jason Wenig	45	Director

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

Mr. Wenig has served as a member of the board since February 13, 2016. Mr. Wenig is the CEO of the Creative Wrokshop, a world-renowned classic car restoration, customization, performance and coachbuilding business in Dania Beach, Fla. Mr. Wenig, has an undergraduate degree in psychology from Syracuse University and a Master’s degree in marketing from Baruch College, Zicklin School of Business in New York City. He is an accomplished sailor, having raced for nearly a decade in the America’s Cup classic league. In August of 2001, he won the world championships, in Cowes, Isle of Wight (UK), aboard the 1980 America’s Cup-winning boat Freedom.

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

Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)
William McKay,	2015	–	–	–	1,460,000	–	1,460,000
CEO, CFO	2014	–	–	20,000	57,296	–	77,296

The dollar amounts in columns (e) and (f) reflect the dollar amounts calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnotes 2 and 7 to our audited consolidated financial statements for the fiscal year ended October 31, 2015 and 2014.

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

On August 25, 2011, upon Mr. McKay’s agreement to continue serving as our sole officer and chairman of the Board of Directors, the Board approved that in addition to the above terms, Mr. McKay is also entitled to the following:

•	500,000 shares per year, same as other Board of Directors members;
•	Health insurance and car allowance of $1,700 per month; and
•	a one-time grant of a stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.15, vesting over a three-year period and expiring on August 24, 2021.

Since April, 2013, Mr. McKay has waived the salaries owed to him.

Outstanding Equity Awards at October 31, 2015

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
William McKay	73,000,000	-	-	$0.0146	11/9/2024

2015 Director Compensation Table

The following table sets forth information concerning all cash and non-cash based compensation we paid to our directors during the fiscal year ended October 31, 2015. In reviewing the table, please note:

•	No information is provided for William McKay since all compensation paid to him for the 2015 fiscal year is included in the summary compensation table above.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Greg Archer			220,000				220,000
Kevin Gould			220,000				220,000
Jason Arnold			180,000				180,000
Clairmont Griffith			680,000				680,000

The dollar amounts in columns (c) and (d) reflect the dollar amounts of the awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnote 2 and 7 to our audited financial statements for the fiscal year ended October 31, 2015.

Narrative Disclosure to 2015 Director Compensation Table

On November 9, 2014, the Company granted options to all board members to purchase a total of 138,000,000 shares at an exercise price of $0.0146 per share of its common stock for service rendered and to replace the old options. These options vests in 4 equal amounts on the grant date, 2/9/2015, 5/9/2015, and 8/9/2015 and are exercisable within 10 years from the dates of vesting.

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

The table below sets forth the beneficial ownership of our common stock, as of January 21, 2016, by:

•	All of our directors and executive officers, individually;
•	All of our directors and executive officers, as a group; and
•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 2,944,402,694 shares of our common stock outstanding as of January 21, 2016, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of January 21, 2016, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Trans-Pacific Aerospace Company, Inc., 2975 Huntington Drive, Suite 107, San Marino, California 91108.

Name of Director, Executive Officer or Nominee	Shares (1)		Percentage
William R. McKay	73,000,000	(2) (3)	2.42%
Greg Archer	13,450,000	(3)	0.46%
Kevin Gould	13,435,000	(3)	0.45%
Jason Arnold	11,751,700	(3)	0.40%
Clairmont Griffith	34,000,000	(3)	1.14%
All directors and executive officers as a group (5 persons)	145,636,700		4.87%
(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.
(2)	Includes shares held directly by Mr. McKay’s wife and children.
(3)	Includes shares of common stock underlying vested and exercisable options.

Equity Compensation Plan Information

Our board of directors approved our 2010 Stock Incentive Plan in 2010. The plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;
•	Non-statutory stock options that do not qualify as incentive options;
•	Restricted stock awards; and
•	Performance stock awards, which may be subject to future achievement of performance criteria or free of any performance or vesting conditions.

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

The following table sets forth certain information as of October 31, 2015 about our 2010 Stock Incentive Plan and our non-plan options under which our equity securities are authorized for issuance. The first column reflects outstanding stock options to purchase 140,666,667 shares of common stock pursuant to non-plan options issued to certain of our independent directors and officers as of October 31, 2015. The third column reflects 7,500,000 shares available for issuance under our 2010 Stock Incentive Plan as of October 31, 2015.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	–	$–	7,500,000
Equity compensation plans not approved by security holders	140,666,667	$0.0146	–
Total	140,666,667	$0.0146	7,500,000

Item 13.	Certain Relationships and Related Transactions and Director Independence

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of October 31, 2015 and 2014, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; Mr. Kevin Gould had payables due to him of $9,000 and $9,000; respectively. The Company had receivables due from HAC amounted to $1,025 and $300 at October 31, 2015 and 2014, respectively.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the fiscal years ended October 31, 2015 and 2014 by our independent registered public accounting firm for such years, as of the filing dates, for the audit of our consolidated financial statements for the fiscal years ended October 31, 2015 and 2014, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

The following table presents fees billed by our auditors relate to the audits and reviews for the fiscal years ended October 31, 2015 and 2014.

	2015	2014
Audit Fees	$23,970	$25,600
Audit-Related Fees	–	–
Tax Fees	–	–
	$23,970	$25,600

Audit Committee Pre-Approval Policies

We do not have an audit committee of our board of directors. However, our board approves all audit fees, audit-related fees, tax fees and special engagement fees. Our board approved 100% of such fees for the fiscal year ended October 31, 2015.

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

Exhibit Index

Number	Exhibit Description	Method of Filing

3.1	Articles of Incorporation dated June 5, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.2	Certificate of Amendment to Articles of Incorporation dated October 3, 2007.	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2 filed on January 2, 2008.

3.3	Certificate of Change to Articles of Incorporation dated July 25, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.4	Certificate of Amendment to Articles of Incorporation dated July 31, 2008.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on January 29, 2009.

3.5	Certificate of Amendment to Articles of Incorporation dated February 17, 2010.	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 15, 2011.

3.6	Certificate of Change filed with the Nevada Secretary of State on September 11, 2014	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 12, 2014

3.6	Bylaws of the Registrant, as amended June 3, 2010.	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on June 21, 2010.
10.1	Agreement dated January 19, 2010 regarding formation of Godfrey (China) Limited*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

Number	Exhibit Description	Method of Filing

10.2	Form of Series A Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.3	Form of Series B Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.4	Convertible Promissory Note dated February 1, 2010 issued by Registrant to Santa Anita Co., LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.5	Employment Agreement dated February 1, 2010 between Registrant and William McKay*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

10.6	Settlement Agreement and general Release dated January 30, 2013 between, among others, Registrant and Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

10.8	Amendment to Series A Common Stock Purchase Warrant dated January 31, 0213 held by Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

10.8	Amendment to Series B Common Stock Purchase Warrant dated January 31, 0213 held by Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

21.1	List of subsidiaries of Registrant.	Filed electronically herewith.

23.1	Consent of TAAD, LLP	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

Number	Exhibit Description	Method of Filing

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Date: February 16, 2016	By:	/s/William Reed McKay
William Reed McKay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Reed McKay	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	February 16, 2016
William Reed McKay	(Principal Executive and Financial Officer)

/s/ Greg Archer	Director	February 16, 2016
Greg Archer

/s/ Kevin Gould	Director	February 16, 2016
Kevin Gould

/s/ Jason Arnold	Director	February 16, 2016
Jason Arnold

/s/ Clairmont Griffith	Director	February 16, 2016
Clairmont Griffith

