Form 10-Q
period 2016-01-31
Trans-Pacific Aerospace Company, Inc.
filed 2016-03-16
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

As of March 10, 2016, the registrant had 2,944,402,694 shares of its $0.001 par value common stock issued and outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	January 31,	October 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$3,621	$6,833
Prepaid expenses	792	1,584
Total current assets	4,413	8,417

Non-Current assets
Office equipment, net of accumulated depreciation of $5,003 and $4,702, respectively	3,403	3,704
Security deposit	1,584	1,584
Total non-current assets	4,987	5,288

Total assets	$9,400	$13,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$60,021	$60,021
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	2,000	500
Other payables - related parties	156,187	58,975
Convertible note payable, net of discount	33,333	8,333
Convertible note payable, currently in default	260,000	260,000
Total current liabilities	533,925	410,213

Total liabilities	533,925	410,213

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized. 3,685 and 2,945 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	4	3
Common stock, par value $0.001, 4,500,000,000 shares authorized. 2,944,402,694 and 3,829,346,478 shares issued and outstanding at January 31, 2016 and October 31, 2015, respectively	2,944,402	3,829,346
Additional paid-in capital	18,236,241	17,142,748
Common stock to be issued	86,093	86,093
Accumulated Deficit	(21,127,797)	(20,814,980)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	138,943	243,210
Non-controlling interest in subsidiary	(663,468)	(639,718)

Total stockholders' (deficit)	(524,525)	(396,508)

Total liabilities and stockholders' (deficit)	$9,400	$13,705

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended January 31
	2016	2015
Operating expenses
Professional fees	$2,875	$65,765
Consulting	220,600	27,000
Other general and administrative	82,042	1,496,182

Total operating expenses	305,517	1,588,947

Operating loss from continuing operations	(305,517)	(1,588,947)

Interest expense, net	(31,050)	(57,724)
Change in fair value of derivative liabilities	–	25,799

Net loss from continuing operations	$(336,567)	$(1,620,872)

Discontinued operations
Net gain (loss) from discontinued operations	–	–

Loss before income taxes	(336,567)	(1,620,872)

Income taxes	–	–

Net Loss	(336,567)	(1,620,872)

Less: Loss attributable to non-controlling interest	$(23,750)	$(42,544)

Net Loss attributable to the Company	$(312,817)	$(1,578,328)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	3,506,900,273	185,331,761

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock To Be	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Interest	Deficit	Total
Balances, October 31, 2014	–	$–	179,447,431	$179,447	$15,461,785	$64,093	$(489,407)	$(16,064,350)	$(848,432)

Common stock converted to preferred stock	767	1	(759,817,144)	(759,817)	759,817				1

Preferred stock issued for services & compensation	1,203	1			644,999	–			645,000

Common stock issued for cash			228,000,000	228,000	(18,000)	–			210,000

Preferred stock issued for cash	250	–			300,000	22,000			322,000

Stocks issued in lieu of finders fees	725	1	57,019,761	57,020	(57,021)				–

Common stock issued for services & compensation			387,000,000	387,000	38,000				425,000

Common stock issued upon conversion of notes payable			3,737,696,430	3,737,696	(3,355,618)				382,078

Conversion of derivative liability to common stock					540,586				540,586

Amortization of stock options					2,760,000				2,760,000

Imputed interest					18,200				18,200

Note discount					50,000				50,000

Loss on Minority interest							(150,311)		(150,311)

Net loss from continuing operations for the year ended October 31, 2015								(4,750,630)	(4,750,630)

Balances, October 31, 2015	2,945	$3	3,829,346,478	$3,829,346	$17,142,748	$86,093	$(639,718)	$(20,814,980)	$(396,508)

Common stock converted to preferred stock	694	1	(692,943,784)	(692,944)	692,943				0

Preferred stock issued for services & compensation	54	–			172,800				172,800

Common stock issued for services & compensation			8,000,000	8,000	23,200				31,200

Common stock retired			(200,000,000)	(200,000)	200,000				–

Preferred stock retired	(8)	–							–

Imputed interest					4,550				4,550

Loss on Minority interest							(23,750)		(23,750)

Net loss from continuing operations for the three months ended January 31, 2016								(312,817)	(312,817)

Balances, January 31, 2016 (Unaudited)	3,685	$4	2,944,402,694	$2,944,402	$18,236,241	$86,093	$(663,468)	$(21,127,797)	$(524,525)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended January 31
	2016	2015
Cash flows from operating activities:
Net Loss	$(336,567)	$(1,620,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	204,000	1,352,500
Amortization of debt discount	25,000	46,340
Imputed interest expense	4,550	4,550
Change in fair value of derivative liabilities	–	(25,799)
Depreciation expense	301	301
Change in operating assets and liabilities:
Prepaid and deferred expenses	792	(2,376)
Accounts payable and accrued expenses	–	17,237
Accrued interest payable	1,500	6,834
Net cash used in operating activities	(100,424)	(221,285)

Cash flows from financing activities:
Common stock issued for cash	–	140,000
Convertible note issued for cash	–	67,500
Repayment of convertible notes	–	–
Other payables - related parties	97,212	–
Net cash provided by financing activities	97,212	207,500

Net increase / decrease in cash	(3,212)	(13,785)
Cash, beginning of the period	6,833	50,089

Cash, end of the period	$3,621	$36,304

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$–	$40,000
Common stock issued for conversion of notes payable	$–	$46,129
Conversion of derivative liability to common stock	$–	$59,739
Retirement of common shares	$200,000	$–
Derivative liabilities	$–	$221,353

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $312,817 during the three months ended January 31, 2016, and an accumulated deficit of $21,127,797 at January 31, 2016. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on February 16, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at January 31, 2016 and October 31, 2015.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		January 31, 2016
	Carrying
	Value
	January 31,
	2016	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$33,333	$–	$–	$33,333
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		October 31, 2015
	Carrying
	Value
	October 31,
	2015	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$8,333	$–	$–	$8,333
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

The Company believes that the market rate of interest as of January 31, 2016 and October 31, 2015 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at January 31, 2016 and October 31, 2015 due to short term maturity.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of January 31, 2016, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were convertible notes, 2,945 shares of convertible preferred stock, 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 140,666,667 shares outstanding as of October 31, 2015 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Three Months Ended January 31,
	2016	2015
Net loss attributable to the Company	$(312,817)	$(1,578,328)

Basic and diluted net loss from operations per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	3,506,900,273	185,331,761

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of January 31, 2016 and October 31, 2015, the Company had office equipment of $3,403 and 3,704, net of accumulated depreciation of $5,003 and $4,702, respectively. For the three months ended January 31, 2016 and 2015, the Company recorded depreciation expense of $301 and $301, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of January 31, 2016 and October 31, 2015, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; The Company had receivables due from HAC amounted to $938 and $1,025 at January 31, 2016 and October 31, 2015, respectively.

During the three months ended January 31, 2016, the Company borrowed $97,212 from various shareholders under oral agreements. This amount bears no interest and is due on demand. As of January 31, 2016, the outstanding balance was $97,212.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the three months ended January 31, 2016 and 2015, the Company recorded imputed interest of $4,550 and $4,550, respectively.

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

For the three months ended January 31, 2016 and 2015, the Company recorded derivative expense of $0 and ($25,799), respectively. As of January 31, 2016 and October 31, 2015, the derivative liability was fully converted or paid off.

As of January 31, 2016 and October 31, 2015, the outstanding amount of the convertible notes were $33,333 and $8,333, net of discount of $16,667 and $41,667, respectively.

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

As of January 31, 2016 and October 31, 2015, the total accrued salaries owed to Mr. McKay were $0.

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

During the three months ended January 31, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of convertible preferred stock. In addition, the Company issued 54 shares of convertible preferred stock to its employee and consultants for services rendered. These shares were value at $172,800 based on closing price of the underlying common stock if converted.

During the three months ended January 31, 2016, 8 shares of preferred stock were retired and cancelled.

At January 31, 2016 and October 31, 2015, there were 3,685 and 2,945 shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 4,500,000,000 shares of its $0.001 common stock.

At January 31, 2016 and October 31, 2015, there were 2,944,402,694 and 3,829,346,478 shares issued and outstanding, respectively.

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

Fiscal year 2016:

During the three months ended January 31, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of convertible preferred stock. In addition, 200,000,000 shares were retired and cancelled.

Options and Warrants

A summary of option activity during the three months ended January 31, 2016 and the year ended October 31, 2015 are presented below:

	January 31, 2016			October 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)
Outstanding at beginning of year	140,666,667	$0.0146	9.27	52,666,667	$0.08	6.24
Granted	–	–	–	138,000,000	0.0146	10.00
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	50,000,000	0.08	6.24
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	140,666,667	$0.0146	9.02	140,666,667	$0.0146	9.27

Options exercisable at end of period	140,666,667	$0.0146	9.02	140,666,667	$0.0146	9.27

A summary of warrant activity during the three months ended January 31, 2016 and the year ended October 31, 2015 are presented below:

	January 31, 2016			October 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	5.39	4,000,000	$0.75	6.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	4,000,000	$0.75	5.14	4,000,000	$0.75	5.39

Warrants exercisable at end of period	–	$–	–	–	$–	–

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

Market Price:	$0.020
Exercise Price:	$0.015
Term:	10 years
Volatility:	321%
Dividend Yield:	0
Risk Free Interest Rate:	2.25%

For the year ended October 31, 2015, $2,760,000 was fully amortized as stock based compensation.

NOTE 8 – SUBSEQUENT EVENTS

•	In February 2016, the Company issued 290 shares of convertible preferred stock as compensation to consultants for services rendered.

•	In February 2016, the Company paid off the $50,000 Apollo Note with accrued interest in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements; and the further approvals of regulatory authorities. There are several important factors that could cause our future results to differ materially from our forward-looking statement. Some of these important factors, but not necessarily all important factors, include our ability to acquire additional capital as and when needed; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions; and those other risks discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2015 filed with the Securities and Exchange Commission on February 16, 2016. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

Overview

We are engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels. Our initial products will be self-lubricating spherical bearings for commercial aircraft. These bearings are integral to the operation of commercial aircraft and help with several flight-critical tasks, including aircraft flight controls and landing gear. As of the date of this report, we have not had significant commercial manufacture and sale of our products.

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

1

Results of Operations

Three Months Ended January 31, 2016 and 2015

We have commenced revenue producing in first quarter of 2016. During the three months ended January 31, 2016, we incurred $305,517 of operating expenses compared to $1,588,947 during the three months ended January 31, 2015.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The decrease in operating expenses for the three months ended January 31, 2016 compared to the same period in fiscal 2015 was primarily resulted from issuance of options for common stock to board of directors in 2015. We had no such issuance in the quarter ended January 31, 2016. However, we expect our operating expenses will significantly increase at such time as we commence the distribution of Godfrey’s spherical bearings.

During the three months ended January 31, 2016 and 2015, we incurred a net loss from operations of $336,567 and $1,620,872, respectively. The decrease was primarily resulted from issuance of common stock options to board of directors in 2015. We had no such issuance in the quarter ended January 31, 2016.

As of January 31, 2016 and October 31, 2015, as a result of the increased ownership to 55% in Godfrey, we recorded non-controlling interest of $663,468 and $639,718, respectively. The net loss attributable to the Company was $312,817 and $1,578,328 for the three months ended January 31, 2016 and 2015, respectively.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2016, we had total assets of $9,400 and a working capital deficit of $529,512.  Since January 31, 2016, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $1 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2015 due to certain material weakness in our internal control over financial reporting.  An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2016.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

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

TRANS-PACIFIC AEROSPACE COMPANY INC.
(Registrant)

Date:	March 16, 2016	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

5