Form 10-Q
period 2016-04-30
Trans-Pacific Aerospace Company, Inc.
filed 2016-06-20
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-55581

TRANS-PACIFIC AEROSPACE COMPANY, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4613360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2975 Huntington Drive, Suite 107 San Marino, CA 91108 (Address of principal executive offices)

Issuer’s telephone number: (626) 796-7804

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

As of June 1, 2016, 3,487,402,694 shares of our common stock were outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

FORM 10-Q

April 30, 2016

ITEM 1 –FINANCIAL INFORMATION

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	April 30,	October 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$3,418	$6,833
Accounts receivable	$109,140	$–
Prepaid expenses	–	1,584
Total current assets	112,558	8,417
Non-Current assets
Office equipment, net of accumulated depreciation of $5,304 and $4,702, respectively	3,102	3,704
Security deposit	1,584	1,584
Total non-current assets	4,686	5,288

Total assets	$117,244	$13,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$479,021	$60,021
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	–	500
Other payables - related parties	307,772	58,975
Convertible note payable, net of discount	–	8,333
Convertible note payable, currently in default	260,000	260,000
Total current liabilities	1,069,177	410,213

Total liabilities	1,069,177	410,213

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized. 3,981 and 2,945 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	4	3
Common stock, par value $0.001, 4,500,000,000 shares authorized. 3,487,402,694 and 3,829,346,478 shares issued and outstanding at April 30, 2016 and October 31, 2015, respectively	3,487,402	3,829,346
Additional paid-in capital	19,139,791	17,142,748
Preferred stock to be issued	47,000	–
Common stock to be issued	64,093	86,093
Accumulated Deficit	(22,996,903)	(20,814,980)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	(258,613)	243,210
Non-controlling interest in subsidiary	(693,320)	(639,718)

Total stockholders' (deficit)	(951,933)	(396,508)

Total liabilities and stockholders' (deficit)	$117,244	$13,705

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2016	2015	2016	2015

Sales	$109,140	$–	$109,140	$–

Cost of sales	–	–	–	–

Gross profit	109,140	–	109,140	–

Operating expenses
Professional fees	20,240	10,745	23,115	76,510
Consulting	1,847,000	72,000	2,067,600	99,000
Other general and administrative	94,455	1,154,112	176,497	2,650,293

Total operating expenses	1,961,695	1,236,857	2,267,212	2,825,803

Operating loss from continuing operations	(1,852,555)	(1,236,857)	(2,158,072)	(2,825,803)

Interest expense, net	(46,403)	(137,032)	(77,453)	(194,756)
Change in fair value of derivative liabilities	–	61,762	–	431,298
Derivative expenses	–	(142,623)	–	(486,360)

Net loss from continuing operations	$(1,898,958)	$(1,454,750)	$(2,235,525)	$(3,075,621)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	–	–

Loss before income taxes	(1,898,958)	(1,454,750)	(2,235,525)	(3,075,621)

Income taxes	–	–	–	–

Net Loss	(1,898,958)	(1,454,750)	(2,235,525)	(3,075,621)

Less: Loss attributable to non-controlling interest	$(29,852)	$(36,637)	$(53,602)	$(79,181)

Net Loss attributable to the Company	$(1,869,106)	$(1,418,113)	$(2,181,923)	$(2,996,440)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	3,095,436,027	635,333,259	3,303,428,943	406,603,216

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

 Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock To Be	Preferred Stock To Be	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Issued	Interest	Deficit	Total
Balances, October 31, 2014	–	$–	179,447,431	$179,447	$15,461,785	$64,093	–	$(489,407)	$(16,064,350)	$(848,432)

Common stock converted to preferred stock	767	1	(759,817,144)	(759,817)	759,817	–	–	–	–	1

Preferred stock issued for services & compensation	1,203	1			644,999	–	–	–	–	645,000
	–
Common stock issued for cash	–	–	228,000,000	228,000	(18,000)	–	–	–	–	210,000

Preferred stock issued for cash	250	–			300,000	22,000	–		–	322,000

Stocks issued in lieu of finders fees	725	1	57,019,761	57,020	(57,021)	–	–	–	–	–

Common stock issued for services & compensation	–	–	387,000,000	387,000	38,000	–	–	–	–	425,000

Common stock issued upon conversion of notes payable	–	–	3,737,696,430	3,737,696	(3,355,618)	–	–	–	–	382,078

Conversion of derivative liability to common stock	–	–	–		540,586	–	–	–	–	540,586

Amortization of stock options	–	–	–		2,760,000	–	–	–	–	2,760,000

Imputed interest	–	–	–		18,200	–	–	–	–	18,200

Note discount	–	–	–		50,000	–	–	–	–	50,000

Loss on Minority interest	–	–	–	–	–	–	–	(150,311)	–	(150,311)

Net loss from continuing operations for the year ended October 31, 2015	–	–	–	–	–	–	–	–	(4,750,630)	(4,750,630)

Balances, October 31, 2015	2,945	$3	3,829,346,478	$3,829,346	$17,142,748 #	$86,093	$–	$(639,718)	$(20,814,980)	$(396,508)

Common stock converted to preferred stock	694	1	(692,943,784)	(692,944)	692,943	–	–	–	–	–

Preferred stock converted to common stock	(194)	–	194,000,000	194,000	(194,000)	–	–	–	–	–

Preferred stock issued for services & compensation	324	–	–	–	752,800	–		–	–	752,800

Preferred stock issued for cash	220	–	–	–	22,000	(22,000)	47,000	–	–	47,000

Common stock issued for services & compensation	–	–	358,000,000	358,000	513,200	–	–	–	–	871,200

Common stock retired	–	–	(201,000,000)	(201,000)	201,000	–	–	–	–	–

Preferred stock retired	(8)	–	–		–	–	–		–	–

Imputed interest			–		9,100	–	–		–	9,100

Loss on Minority interest			–		–	–	–	(53,602)	–	(53,602)

Net loss from continuing operations for the six months ended April 30, 2016	–	–	–	–	–	–	–	–	(2,181,923)	(2,181,923)

Balances, April 30, 2016 (Unaudited)	3,981	$4	3,487,402,694	$3,487,402	$19,139,791	$64,093	$47,000	$(693,320)	$(22,996,903)	$(951,933)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net Loss	$(2,235,525)	$(3,075,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,624,000	2,427,500
Amortization of debt discount	41,667	174,933
Imputed interest expense	9,100	9,100
Change in fair value of derivative liabilities	–	(431,298)
Derivative expense	–	486,360
Interest converted to common stock	–	9,892
Interest paid by shareholder	27,186	–
Depreciation expense	602	602
Change in operating assets and liabilities:
Accounts receivable	(109,140)	–
Prepaid and deferred expenses	1,584	–
Accounts payable and accrued expenses	419,000	2,236
Accrued interest payable	(500)	831
Net cash used in operating activities	(222,026)	(395,465)

Cash flows from financing activities:
Common stock issued for cash	–	210,000
Preferred stock sold for cash	47,000	–
Convertible note issued for cash	–	160,500
Other payables - related parties	171,611	(1,725)
Net cash provided by financing activities	218,611	368,775

Net decrease in cash	(3,415)	(26,690)
Cash, beginning of the period	6,833	50,089

Cash, end of the period	$3,418	$23,399

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:

Common stock issued for payment on outstanding liabilities	$–	$49,892
Common stock issued for conversion of notes payable	$–	$214,098
Conversion of derivative liability to common stock	$–	$322,990
Retirement of common shares	$201,000	$–
Note and interest paid by shareholder	$77,186	$–
Derivative liabilities	$–	$204,963

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Unaudited Consolidated Financial Statements

April 30, 2016

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $2,235,525 during the six months ended April 30, 2016, and an accumulated deficit of $22,996,903 at April 30, 2016. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended October 31, 2015, filed with the SEC on February 16, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at April 30, 2016 and October 31, 2015.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		April 30, 2016
	Carrying
	Value
	April 30,
	2016	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		October 31, 2015
	Carrying
	Value
	October 31,
	2015	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$8,333	$–	$–	$8,333
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

The Company believes that the market rate of interest as of April 30, 2016 and October 31, 2015 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at April 30, 2016 and October 31, 2015 due to short term maturity.

Revenue Recognition

We received the initial order for our spherical bearings in December 2015. We manufactured and delivered these bearings in March 2016. The Company recognizes revenue on sales of products when the goods are delivered and title to the goods passes to the customer provided that: (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collectability is reasonably assured.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of April 30, 2016, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were convertible notes, 3,981 shares of convertible preferred stock, 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 140,666,667 shares outstanding as of April 30, 2016 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Six Months Ended April 30,
	2016	2015
Net loss attributable to the Company	$(2,181,923)	(2,996,440)

Basic and diluted net loss from operations per share	$(0.00)	(0.01)

Weighted average number of common shares outstanding, basic and diluted	3,303,428,943	406,603,216

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

NOTE 3 – ACCOUNTS RECEIVABLE

All accounts receivable are due 90 days from the date billed based on the Company’s collection policy and agreed by the customer. As of April 30, 2016 and October 31, 2015, the Company had accounts receivable balance of $109,140 and $0, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

As of April 30, 2016 and October 31, 2015, the Company had office equipment of $3,102 and 3,704, net of accumulated depreciation of $5,304 and $4,702, respectively. For the six months ended April 30, 2016 and 2015, the Company recorded depreciation expense of $602 and $602, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of April 30, 2016 and October 31, 2015, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; The Company had receivables due from HAC amounted to $938 and $1,025 at April 30, 2016 and October 31, 2015, respectively.

During the six months ended April 30, 2016, the Company borrowed $171,524 from various shareholders under oral agreements. This amount bears no interest and is due on demand. In addition, a shareholder made repayment of $77,186 on behalf of the Company to pay off the Apollo Note as described in Note 6 below. The amount is recorded under related party payable and the amount bears no interest and is due on demand. As of April 30, 2016, the outstanding balance was $248,710.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the six months ended April 30, 2016 and 2015, the Company recorded imputed interest of $9,100 and $9,100, respectively.

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

The Company analyzed the conversion option of the Apollo Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Notes issued. On February 12, 2016, a shareholder made repayment of $77,186 on behalf of the Company to pay off the Apollo Note.

During the years ended October 31, 2015, $382,077 of the convertible notes was converted to 3,737,696,430 shares of the Company’s common stock.

For the six months ended April 30, 2016 and 2015, the Company recorded derivative expense of $0 and ($55,062), respectively. As of April 30, 2016 and October 31, 2015, the derivative liability was fully converted or paid off.

As of April, 2016 and October 31, 2015, the outstanding amount of the convertible notes were $0 and $8,333, net of discount of $0 and $41,667, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

On February 1, 2016, the Company entered into a consulting service agreement with Mr. Nicholas Nguyen for a period of 24 months. Upon execution of this agreement, the Company shall issue total of 100 shares of its convertible preferred stock as compensation for Mr. Nguyen’s services. As of April 30, 2016, the shares had not been issued and the Company recorded accrued expense of $75,000.

On February 22, 2016, the Company entered into an agreement with Ms. Lixin Chen to perform marketing and operation consulting services for the year ended December 31, 2016. Upon execution of this agreement, the Company shall issue total of 300 shares of its convertible preferred stock as compensation for Ms. Chen’s services. As of April 30, 2016, the shares had not been issued and the Company recorded accrued expense of $344,000.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. As of April 30, 2016 and October 31, 2015, the total accrued salaries owed to Mr. McKay were $0.

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

During the six months ended April 30, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of convertible preferred stock and 194 shares of preferred stock were converted to 194,000,000 shares of common stock In addition, the Company issued 324 shares of convertible preferred stock to its employee and consultants for services rendered. These shares were value at $752,800 based on closing price of the underlying common stock if converted.

During the six months ended April 30, 2016, 8 shares of preferred stock were retired and cancelled.

In February 2016, the Company issued 220 shares of preferred stock to an accredited investor in lieu of 220,000,000 shares of common stock sold in June 2015.

In April 2016, the Company sold 60 shares of its preferred stock for $47,000. As of April 30, 2016, these shares had not been issued and were recorded as preferred stock to be issued.

At April 30, 2016 and October 31, 2015, there were 3,981 and 2,945 shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 4,500,000,000 shares of its $0.001 common stock.

At April 30, 2016 and October 31, 2015, there were 3,487,402,694 and 3,829,346,478 shares issued and outstanding, respectively.

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

Fiscal year 2016:

During the six months ended April 30, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of convertible preferred stock and 194 shares of preferred stock were converted to 194,000,000 shares of common stock. In addition, 201,000,000 shares owned by two shareholders were retired and cancelled.

During the six months ended April 30, 2016, the Company issued 358,000,000 shares of common stock for consulting services rendered. The shares were valued at $871,200 based on the closing stock prices on the dates of the stock grants.

Options and Warrants

A summary of option activity during the six months ended April 30, 2016 and the year ended October 31, 2015 are presented below:

	April 30, 2016			October 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	140,666,667	$0.0146	9.27	52,666,667	$0.08	6.24
Granted	–	–	–	138,000,000	0.0146	10.00
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	50,000,000	0.08	6.24
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	140,666,667	$0.0146	8.77	140,666,667	$0.0146	9.27

Options exercisable at end of period	140,666,667	$0.0146	8.77	140,666,667	$0.0146	9.27

A summary of warrant activity during the six months ended April 30, 2016 and the year ended October 31, 2015 are presented below:

	April 30, 2016			October 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	5.39	4,000,000	$0.75	6.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	4,000,000	$0.75	4.89	4,000,000	$0.75	5.39

Warrants exercisable at end of period	–	$–	–	–	$–	–

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

Market Price: $0.020

Exercise Price: $0.015

Term: 10 years

Volatility: 321%

Dividend Yield: 0

Risk Free Interest Rate: 2.25%

For the year ended October 31, 2015, $2,760,000 was fully amortized as stock based compensation.

NOTE 9 – SUBSEQUENT EVENTS

1.	In May 2016, the Company issued 315 shares of convertible preferred stock as compensation to consultants for services rendered.

2.	In May 2016, the Company entered into a Service Level Agreement with a Hong Kong entity pursuant to which it agreed to assist such Hong Kong entity to develop a market for medical, aerospace and other machined products in China and elsewhere. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grants such entity a license to market these products under the TPAC name. This agreement has a term of 10-years. The Company shall be paid according to the sum of $ 1 million annually for time actually spent performing its duties under this Agreement. Further, the Hong Kong entity agreed to purchase from the Company all raw materials, tooling, machinery and equipment, blueprints, engineering, marketing, operations and management and all other services and supplies. The Company agreed not to solicit any employee or consultant of the Hong Kong entity for a period of 3-years following termination of the Agreement.

3.	In May 2016, the Company entered into a Licensing and Consulting Services Agreement with an Australian entity pursuant to which it agreed to assist such Australian entity to develop a market for medical, aerospace and other machined products in China and elsewhere. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grants such entity a license to market these products under the TPAC name. This agreement has a term of 10-years. The Company shall be paid according to the sum of $ 1 million annually for time actually spent performing its duties under this Agreement. Further, the Hong Kong entity agreed to purchase from the Company all raw materials, tooling, machinery and equipment, blueprints, engineering, marketing, operations and management and all other services and supplies. The Company agreed not to solicit any employee or consultant of the Hong Kong entity for a period of 3-years following termination of the Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We commenced our aircraft component business in February 1, 2010. To date, our operations have primarily focused on the development of our production facility in China and the design and engineering of our initial product line of spherical bearings. Naval Air Systems Command (“NAVAIR”) of the United States Navy has completed the qualification testing of our initial line of bearings. However, we expect that we will need to raise at least $1 million of capital, or to develop a strategic partnership, through which the partner will contribute working capital, in order to better develop international marketing and production.

In December 2015, we received our first purchase order for spherical bearings and such order was manufactured and delivered in March 2016. In addition, in May 2016, we entered into licensing and services agreements for the development and market of aerospace products in China, Australia, Asia and Africa.

Results of Operations

Three Months Ended April 30, 2016 and 2015

We received the initial order for our spherical bearings in December 2015. We manufactured and delivered these bearings in March 2016. During the three months ended April 30, 2016, we recognized sales revenue of $109,140 from the sale of our spherical bearings. Also we incurred $1,961,695 of operating expenses compared to $1,236,857 during the three months ended April 30, 2015. Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The increase in operating expenses for the three months ended April 30, 2016 compared to the same period in fiscal 2015 was primarily attributable to our significant increase in consulting expenses during the 2016 period which was offset by the significant decrease in general and administrative expenses during the period. However, we expect our operating expenses will significantly increase at such time as we commence the distribution of our spherical bearings.

During the three months ended April 30, 2016 and 2015, we incurred a net loss from operations of $1,898,958 and $1,454,750, respectively. The increase was primarily attributable to on the significant increase in our consulting expenses during the 2016 period, which was offset by the significant decrease in general and administrative expenses as well as deceases in interest expense, changes in fair value of derivative liabilities and derivative expenses during the 2016 period.

Our net loss was $1,898,958 and $1,454,750 for the three months ended April 30, 2016 and 2015, respectively. Our loss attributable to our non-controlling interest in our Godfrey subsidiary for the three months ended April 30, 2016 and 2015 was $29,852 and $36,637, respectively. Accordingly, the net loss attributable to us for the three months ended April 30, 2016 and 2015 was $1,869,106, and $1,418,113, respectively.

Six Months Ended April 30, 2016 and 2015

We received the initial order for our spherical bearings in December 2015. We manufactured and delivered these bearings in March 2016. During the six months ended April 30, 2016, we recognized sales revenue of $109,140 from the sale of our spherical bearings. Also we incurred $2,267,212 of operating expenses compared to $2,825,803 during the six months ended April 30, 2015.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The decrease in operating expenses for the six months ended April 30, 2016 compared to the same period in fiscal 2015 was primarily resulted from issuance of options for common stock to board of directors in 2015. We had no such issuance in the six months ended April 30, 2016. However, we expect our operating expenses will significantly increase at such time as we commence the distribution of our spherical bearings.

During the six months ended April 30, 2016 and 2015, we incurred a net loss from operations of $2,235,525 and $3,075,621, respectively. The decrease primarily resulted from issuance of common stock options to board of directors in 2015. We had no such issuance in the six months ended April 30, 2016.

Our net loss was $2,235,525 and $3,075,621 for the six months ended April 30, 2016 and 2015, respectively. Our loss attributable to our non-controlling interest in our Godfrey subsidiary for the six months ended April 30, 2016 and 2015 was $53,602 and $79,181, respectively. Accordingly, the net loss attributable to us for the six months ended April 30, 2016 and 2015 was $2,181,923, and $2,996,440, respectively.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2016, we had cash of $3,418 and a working capital deficit of $956,619.  At October 31, 2015, we had cash of $6,833 and a working capital deficit of $401.796.

Our net cash used in operating activities for the six months ended April 30, 2016 was $222,026, consisting primarily of our net loss of $2,235,525 an increases in accounts receivable of $109,140 and a decrease in accrued interest payable of $500, which amounts were offset by stock based compensation of $1,604,000, amortization of debt discount of $41,667, imputed interest expense of $9,100, depreciation expense of $602 and prepaid debt, deferred expenses of $1,584 and accrued expenses of $419,000. Our net cash used in operating activities for the six months ended April 30, 2015 was $395,465, consisting primarily of our net loss of $3,075,621 and a change in fair value of derivative liabilities of $431,298 which amounts were offset by stock based compensation of $2,427,500, amortization of debt discount of $174,933, imputed debt discount of $9,100, derivative expense of $486,360, interest converted to common stock of $9,892, depreciation expense of $602, changes in accounts payable and accrued expenses of $2,236 and an increase in accrued interest payable of $831.

We did not have any cash flows from investing activities during the six months ended April 30, 2016 or 2015.

Our net cash provided by financing activities in the six months ended April 30, 2016 was $218,611 consisting of $47,000 from the sale of preferred stock and $171,611 in other payables from related parties. Our net cash provided by financing activities in the six months ended April 30, 2015 was $368,775 consisting of $210,000 from the sale of common stock plus $160,500 for the issuance of a convertible note which amounts was offset by payments of $1,725 to related parties for other payables.

Since April 30, 2016, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $1 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2016 due to certain material weakness in our internal control over financial reporting. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2016.

Changes in internal control over financial reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2016, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	During the six months ended April 30, 2016, we issued 694 shares of our preferred stock in consideration of the cancellation and retirement of 692,943,784 shares of our common stock. The issuances were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

2.	In February 2016, we issued 220 shares of our preferred stock to an accredited investor in satisfaction of 220,000,000 shares of common stock sold to such investor in June 2015 which shares had never been issued. The issuance was exempt under Rule 506 and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

3.	On February 1, 2016, we entered into a consulting service agreement with a third-party consultant pursuant to which we agreed to issue the consultant 100 shares of our convertible preferred stock in consideration of the consultant’s services. The shares had not been issued. We will rely on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of these shares.

4.	On February 22, 2016, we entered into a consulting service agreement with a third-party consultant pursuant to which we agreed to issue the consultant 300 shares of our convertible preferred stock in consideration of the consultant’s services. The shares were issued in May 2016. We will rely on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of these shares.

5.	During the six months ended April 30, 2016, we issued 194,000,000 shares of common stock upon conversion of 194 shares of our preferred stock. The issuance was exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

6.	In April 2016, we sold 60 shares of our preferred stock in consideration of $47,000. These shares have not yet been issued. The issuance will be exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

7.	During the six months ended April 30, 2016, we issued 324 shares of convertible preferred stock to our employees and consultants in consideration of services rendered. The shares were valued at $732,800 based on the closing prices of the underlying common stock. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

8.	During the six months ended April 30, 2016, we issued 358,000,000 shares of common stock to consultants in consideration of services rendered. The shares were valued at $871,200 based on the closing stock prices on the dates of the stock grants. The issuances were exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

9.	In May 2016, we issued 315 shares of convertible preferred stock to consultants in consideration of services rendered. The shares were valued at $1.29 million based on the closing prices of the underlying common stock. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.	In May 2016, we entered into a Service Level Agreement with a Hong Kong entity pursuant to which we agreed to assist such Hong Kong entity to develop a market for medical, aerospace and other machined products in China and elsewhere. We will assist such entity with the manufacture of these products to service these markets. We agreed to grant such entity a license to market these products under the TPAC name. This agreement has a term of 10-years. We will be paid according to the sum of $1 million annually for time actually spent performing our duties under this Agreement. Further, the Hong Kong entity agreed to purchase from us all raw materials, tooling, machinery and equipment, blueprints, engineering, marketing, operations and management and all other services and supplies. We agreed not to solicit any employee or consultant of the Hong Kong entity for a period of 3-years following termination of the Agreement.

2.	In May 2016, we entered into a Licensing and Consulting Services Agreement with an Australian entity pursuant to which we agreed to assist such Australian entity to develop a market for aerospace bearings in Australia, Southern Asia (except China), Asia and Africa. We will assist such entity with the manufacture of these products to service these markets. We agreed to grant such entity a license to market these products under the name of TPAC Australia. This agreement has a term of 1-year, and will be automatically renewable in annual periods unless earlier terminated. We will be paid the sum of $1 million annually for time actually spent performing our duties under this Agreement. We agreed not to solicit any employee or consultant of the Australian entity for a period of 3-years following termination of the Agreement.

ITEM 6 - EXHIBITS

Item No.	Description

3.1	Certificate of Designation for Series A Convertible Preferred Stock

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY, INC. (Registrant)

Dated:	June 20, 2016	By:	/s/ William Reed McKay.
William Reed McKay
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer

