Form 10-Q/A
period 2016-04-30
Trans-Pacific Aerospace Company, Inc.
filed 2016-06-21
CIK 1422295

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

EXPLANATORY NOTE

Trans-Pacific Aerospace Company, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to its Quarterly Report on Form 10-Q for the six months ended April 30, 2016, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on June 20, 2016 (the “Original Form 10-Q”), solely to clarify disclosure in the Subsequent Events footnote and Item 5, Other Information in Part II. This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II, other than as described above. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-Q or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments referenced above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

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

As of April 30, 2016 and October 31, 2015, the total outstanding amount due to related parties was $307,772 and $58,975 respectively.

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

For the six months ended April 30, 2016 and 2015, the Company recorded derivative expense of $0 and $55,062, respectively. As of April 30, 2016 and October 31, 2015, the derivative liability was fully converted or paid off.

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

Market Price: $0.020

Exercise Price: $0.015

Term: 10 years

Volatility: 321%

Dividend Yield: 0

Risk Free Interest Rate: 2.25%

For the year ended October 31, 2015, $2,760,000 was fully amortized as stock based compensation.

NOTE 9 – SUBSEQUENT EVENTS

1.	In May 2016, the Company issued 315 shares of convertible preferred stock as compensation to consultants for services rendered.

2.	In May 2016, the Company entered into a Service Level Agreement with a Hong Kong entity pursuant to which it agreed to assist such Hong Kong entity to develop a market for medical, aerospace and other machined products in China and elsewhere. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grant such entity a license to market these products under the TPAC name. This agreement has a term of 10 years and is automatically renewable in annual periods unless terminated earlier. The Company shall be paid according to the sum of $1 million annually for time actually spent performing its duties under this Agreement. Further, the Hong Kong entity agreed to purchase from the Company all raw materials, tooling, machinery and equipment, blueprints, engineering, marketing, operations and management and all other services and supplies. The Company agreed not to solicit any employee or consultant of the Hong Kong entity for a period of 3 years following termination of the Agreement.

3.	In May 2016, the Company entered into a Licensing and Consulting Services Agreement with an Australian entity pursuant to which it agreed to assist such Australian entity to develop a market for aerospace bearings in Australia, Southern Asia (except China), Asia and Africa. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grant such entity a license to market these products under the name of TPAC Australia. This agreement has a term of 1 year and is automatically renewable in annual periods unless terminated earlier. The Company shall be paid according to the sum of $1 million annually for time actually spent performing its duties under this Agreement. The Company agreed not to solicit any employee or consultant of the Australian entity for a period of 3 years following termination of the Agreement.

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

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.	In May 2016, we entered into a Service Level Agreement with a Hong Kong entity pursuant to which we agreed to assist such Hong Kong entity to develop a market for medical, aerospace and other machined products in China and elsewhere. We will assist such entity with the manufacture of these products to service these markets. We agreed to grant such entity a license to market these products under the TPAC name. This agreement has a term of 10 years and is automatically renewable in annual periods unless terminated earlier. We will be paid according to the sum of $1 million annually for time actually spent performing our duties under this Agreement. Further, the Hong Kong entity agreed to purchase from us all raw materials, tooling, machinery and equipment, blueprints, engineering, marketing, operations and management and all other services and supplies. We agreed not to solicit any employee or consultant of the Hong Kong entity for a period of 3 years following termination of the Agreement.

2.	In May 2016, we entered into a Licensing and Consulting Services Agreement with an Australian entity pursuant to which we agreed to assist such Australian entity to develop a market for aerospace bearings in Australia, Southern Asia (except China), Asia and Africa. We will assist such entity with the manufacture of these products to service these markets. We agreed to grant such entity a license to market these products under the name of TPAC Australia. This agreement has a term of 1 year, and will be automatically renewable in annual periods unless earlier terminated. We will be paid the sum of $1 million annually for time actually spent performing our duties under this Agreement. We agreed not to solicit any employee or consultant of the Australian entity for a period of 3 years following termination of the Agreement.

ITEM 6 - EXHIBITS

Item No.	Description

3.1*	Certificate of Designation for Series A Convertible Preferred Stock

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

____________________

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY, INC. (Registrant)

Dated:	June 21, 2016	By:	/s/ William Reed McKay.
William Reed McKay
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer

