Form 10-Q
period 2016-07-31
Trans-Pacific Aerospace Company, Inc.
filed 2016-09-19
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Non-accelerated filer [  ] (Do not check if a smaller reporting company)          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No   X

As of September 7, 2016, 3,920,880,936 shares of our common stock were outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

FORM 10-Q

July 31, 2016

i

PART I-- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	July 31	October 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash	$6,551	$6,833
Accounts receivable	109,140	–
Prepaid expenses	–	1,584
Total current assets	115,691	8,417

Non-Current assets
Office equipment, net of accumulated depreciation of $5,605 and $4,702, respectively	2,801	3,704
Security deposit	1,584	1,584
Total non-current assets	4,385	5,288

Total assets	$120,076	$13,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$210,022	$60,021
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	–	500
Other payables - related parties	264,773	58,975
Convertible note payable, net of discount	–	8,333
Convertible note payable, currently in default	260,000	260,000
Derivative liabilities - conversion option	–	–
Total current liabilities	757,179	410,213

Total liabilities	757,179	410,213

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized 4,007 and 2,945 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	4	3
Common stock, par value $0.001, 4,500,000,000 shares authorized 3,574,620,085 and 3,829,346,478 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	3,574,620	3,829,346
Additional paid-in capital	19,624,742	17,142,748
Preferred stock to be issued	236,000	–
Common stock to be issued	64,093	86,093
Accumulated Deficit	(23,402,037)	(20,814,980)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	97,422	243,210
Non-controlling interest in subsidiary	(734,525)	(639,718)

Total stockholders' (deficit)	(637,103)	(396,508)

Total liabilities and stockholders' (deficit)	$120,076	$13,705

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2016	2015	2016	2015

Sales	$–	$–	$109,140	$–

Cost of sales	–	–	–	–

Gross profit	–	–	109,140	–

Operating expenses
Professional fees	7,220	24,385	30,335	100,895
Consulting	269,400	74,500	2,337,000	173,500
Other general and administrative	163,449	1,263,227	339,946	3,913,521

Total operating expenses	440,069	1,362,112	2,707,281	4,187,916

Operating loss from continuing operations	(440,069)	(1,362,112)	(2,598,141)	(4,187,916)

Interest expense, net	(6,270)	(138,704)	(83,723)	(333,460)
Change in fair value of derivative liabilities	–	(6,476)	–	424,822
Derivative expenses	–	–	–	(486,359)

Net loss from continuing operations	$(446,339)	$(1,507,292)	$(2,681,864)	$(4,582,913)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	–	–

Loss before income taxes	(446,339)	(1,507,292)	(2,681,864)	(4,582,913)

Income taxes	–	–	–	–

Net Loss	$(446,339)	$(1,507,292)	$(2,681,864)	$(4,582,913)

Less: Loss attributable to non-controlling interest	$(41,205)	$(41,209)	$(94,807)	$(120,390)

Net Loss attributable to the Company	$(405,134)	$(1,466,083)	$(2,587,057)	$(4,462,523)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	3,462,184,357	3,274,015,518	3,356,733,681	1,372,910,658

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock To Be	Preferred Stock To Be		Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Issued		Interest	Deficit	Total
Balances, October 31, 2014	–	$–	179,447,431	$179,447	$15,461,785	$64,093			$(489,407)	$(16,064,350)	$(848,432)

Common stock converted to preferred stock	767	1	(759,817,144)	(759,817)	759,817						1

Preferred stock issued for services & compensation	1,203	1			644,999	–					645,000

Common stock issued for cash			228,000,000	228,000	(18,000)	–					210,000

Preferred stock issued for cash	250	–			300,000	22,000					322,000

Stocks issued in lieu of finders fees	725	1	57,019,761	57,020	(57,021)						–

Common stock issued for services & compensation			387,000,000	387,000	38,000						425,000

Common stock issued upon conversion of notes payable			3,737,696,430	3,737,696	(3,355,618)						382,078

Conversion of derivative liability to common stock					540,586						540,586

Amortization of stock options					2,760,000						2,760,000

Imputed interest					18,200						18.200

Note discount					50,000						50,000

Assignment of convertible notes to officer					–						–

Loss on Minority interest									(150,311)		(150,311)

Net loss from continuing operations for the year ended October 31, 2015										(4,750,630)	(4,750,630)

Balances, October 31, 2015	2,945	$3	3,829,346,478	$3,829,346	$17,142,748	$86,093	$–	#	$(639,718)	$(20,814,980)	$(396,508)

Common stock converted to preferred stock	694	1	(692,943,784)	(692,944)	692,943						–

Preferred stock converted to common stock	(513)	(1)	513,000,000	513,000	(513,000)						(1)

Preferred stock issued for services & compensation	664	1			2,062,798						2,062,799

Preferred stock issued for cash	225	–			24,500	(22,000)	236,000				238,500

Common stock issued for services & compensation			29,000,000	29,000	52,600						81,600

Common stock issued upon conversion of other payables			97,217,391	97,218	(52,497)						44,721

Common stock retired			(201,000,000)	(201,000)	201,000						–

Preferred stock retired	(8)	–			–						–

Imputed interest					13,650						13,650

Loss on Minority interest									(94,807)		(94,807)

Net loss from continuing operations for the Nine months ended July 31, 2016										(2,587,057)	(2,587,057)

Balances, July 31, 2016 (Unaudited)	4,007	$4	3,574,620,085	$3,574,620	$19,624,742	$64,093	$236,000	#	$(734,525)	$(23,402,037)	$(637,103)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net Loss	$(2,681,864)	$(4,582,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,144,398	3,607,500
Amortization of debt discount	41,667	289,976
Imputed interest expense	13,650	13,650
Change in fair value of derivative liabilities	–	(424,822)
Derivative expense	–	486,359
Interest converted to common stock	1,720	15,179
Interest paid by shareholder	27,186	–
Depreciation expense	903	903
Change in operating assets and liabilities:
Accounts receivable	(109,140)	–
Prepaid and deferred expenses	1,584	(2,376)
Accounts payable and accrued expenses	150,001	2,236
Accrued interest payable	(500)	(3,722)
Net cash used in operating activities	(410,395)	(598,030)

Cash flows from financing activities:
Common stock issued for cash	–	510,000
Preferred stock sold for cash	238,500	22,000
Convertible note issued for cash	–	160,500
Repayment of convertible notes	–	(48,000)
Other payables - related parties	171,613	(725)
Net cash provided by financing activities	410,113	643,775

Net increase / decrease in cash	(282)	45,745
Cash, beginning of the period	6,833	50,089

Cash, end of the period	$6,551	$95,834

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$44,720	$49,892
Common stock issued for conversion of notes payable	$–	$382,077
Conversion of derivative liability to common stock	$–	$511,339
Retirement of common shares	$201,000	$–
Note and interest paid by shareholder	$77,186	$–
Derivative liabilities	$–	$23,089

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Unaudited Consolidated Financial Statements

July 31, 2016

NOTE 1 – BACKGROUND AND ORGANIZATION

Organization

The Company was incorporated in the State of Nevada on June 5, 2007, as Gas Salvage Corp. for the purpose of engaging in the exploration and development of oil and gas. In July 2008, the Company changed its name to Pinnacle Energy Corp. On February 1, 2010, the Company completed the acquisition of the aircraft component part design, engineering and manufacturing assets of Harbin Aerospace Company, LLC (“HAC”). The transaction was structured as a business combination. Following completion of the HAC acquisition, the Company’s Board of Directors decided to dispose of the oil and gas business interests and focus on the aircraft component market. On February 10, 2010, the Company completed the sale of all of its oil and gas business interests in exchange for cancellation of all obligations under an outstanding promissory note having a principal amount of $1,000,000. Pursuant to Financial Accounting Standards Board (FASB) standards, the Company has retro-actively presented its oil and gas business as discontinued operations.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $2,681,864 during the nine months ended July 31, 2016, and an accumulated deficit of $23,402,037 at July 31, 2016. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at July 31, 2016 and October 31, 2015.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Impairment of Long-Lived Assets

The Company has adopted FASB Accounting Standards Codification (ASC) 360-10, Property, Plant and Equipment FASB ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		July 31, 2016
	Carrying Value July 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		October 31, 2015
	Carrying Value October 31, 2015	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$8,333	$–	$–	$8,333
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

The Company believes that the market rate of interest as of July 31, 2016 and October 31, 2015 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at July 31, 2016 and October 31, 2015 due to short term maturity.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of July 31, 2016, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were convertible notes, 4,007 shares of convertible preferred stock, 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 140,666,667 shares outstanding as of July 31, 2016 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Nine Months Ended July 31,
	2016	2015

Net loss attributable to the Company	$(2,587,057)	$(4,462,523)

Basic and diluted net loss from operations per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	3,356,733,681	1,372,910,658

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

NOTE 3 – ACCOUNTS RECEIVABLE

All accounts receivable are due 90 days from the date billed based on the Company’s collection policy and agreed by the customer. As of July 31, 2016 and October 31, 2015, the Company had accounts receivable balance of $109,140 and $0, respectively.

In May 2016, the Company entered into a Service Level Agreement with a Hong Kong entity pursuant to which it agreed to assist such Hong Kong entity to develop a market for medical, aerospace and other machined products in China and elsewhere. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grant such entity a license to market these products under the TPAC name. This agreement has a term of 10 years and be automatically renewable in annual periods unless terminated earlier. The Company shall be paid $1 million annually for time actually spent performing its duties under this Agreement. Further, the Hong Kong entity agreed to purchase from the Company all raw materials, tooling, machinery and equipment, blueprints, engineering, marketing, operations and management and all other services and supplies. The Company agreed not to solicit any employee or consultant of the Hong Kong entity for a period of 3 years following termination of the Agreement.

In May 2016, the Company entered into a Licensing and Consulting Services Agreement with an Australian entity pursuant to which it agreed to assist such Australian entity to develop a market for aerospace bearings in Australia, Southern Asia (except China), Asia and Africa. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grant such entity a license to market these products under the name of TPAC Australia. This agreement has a term of 1 year and be automatically renewable in annual periods unless terminated earlier. The Company shall be paid $1 million annually for time actually spent performing its duties under this Agreement. The Company agreed not to solicit any employee or consultant of the Australian entity for a period of 3 years following termination of the Agreement.

The Company will recognize the licensing income from these agreements upon receipt of payments.

NOTE 4 – PROPERTY AND EQUIPMENT

As of July 31, 2016 and October 31, 2015, the Company had office equipment of $2,801 and 3,704, net of accumulated depreciation of $5,605 and $4,702, respectively. For the nine months ended July 31, 2016 and 2015, the Company recorded depreciation expenses of $903 and $903, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of July 31, 2016 and October 31, 2015, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; The Company had receivables due from HAC amounted to $938 and $1,025 at July 31, 2016 and October 31, 2015, respectively.

During the nine months ended July 31, 2016, the Company borrowed $171,525 from various shareholders under oral agreements. This amount bears no interest and is due on demand. In addition, a shareholder made repayment of $77,186 on behalf of the Company to pay off the Apollo Note as described in Note 6 below. The amount is recorded under related party payable and the amount bears no interest and is due on demand. In July 2016, $43,000 of the principal amount was converted to 97,217,391 shares of the Company’s common stock. As of July 31, 2016, the outstanding balance was $205,711.

As of July 31, 2016 and October 31, 2015, the total outstanding amount due to related parties was $264,773 and $58,975, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the nine months ended July 31, 2016 and 2015, the Company recorded imputed interest of $13,650 and $13,650, respectively.

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

The issuances of the Notes were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

The issuance of the Tangiers Note 2 was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

The issuance of the Auctus Note was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

The issuance of the KBM Note was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

The issuances of the New Notes were exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

The issuance of the Apollo Note was exempt from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

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

For the nine months ended July 31, 2016 and 2015, the Company recorded derivative expense of $0 and $55,062, respectively. As of July 31, 2016 and October 31, 2015, the derivative liability was fully converted or paid off.

As of July 31, 2016 and October 31, 2015, the outstanding amount of the convertible notes were $0 and $8,333, net of discount of $0 and $41,667, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

On February 1, 2016, the Company entered into a consulting service agreement with Mr. Nicholas Nguyen for a period of 24 months. Upon execution of this agreement, the Company shall issue total of 100 shares of its convertible preferred stock as compensation for Mr. Nguyen’s services. As of July 31, 2016, the shares had not been issued and the Company recorded accrued expense of $150,000.

On February 22, 2016, the Company entered into an agreement with Ms. Lixin Chen to perform marketing and operation consulting services for the year ended December 31, 2016. Upon execution of this agreement, the Company shall issue total of 300 shares of its convertible preferred stock as compensation for Ms. Chen’s services. The Company issued the shares in May and recorded $1,260,000 as consulting fee for nine months ended July 31, 2016.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. As of July 31, 2016 and October 31, 2015, the total accrued salaries owed to Mr. McKay were $0.

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expired November 30, 2012 and currently calls for monthly rental payments of $970 pursuant to a month to month agreement.

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

During the nine months ended July 31, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of convertible preferred stock and 513 shares of preferred stock were converted to 513,000,000 shares of common stock. In addition, the Company issued 664 shares of convertible preferred stock to its employee and consultants for services rendered. These shares were value at $2,062,798 based on closing price of the underlying common stock if converted.

During the nine months ended July 31, 2016, 8 shares of preferred stock were retired and cancelled.

In February 2016, the Company issued 220 shares of preferred stock to an accredited investor in lieu of 220,000,000 shares of common stock sold in June 2015.

During the nine months ended July 31, 2016, the Company sold 414 shares of its preferred stock for $238,500. As of July 31, 2016, 409 of these shares had not been issued and were recorded as preferred stock to be issued.

At July 31, 2016 and October 31, 2015, there were 4,007 and 2,945 shares issued and outstanding, respectively.

Common Stock

The Company is authorized to issue up to 4,500,000,000 shares of its $0.001 common stock.

At July 31, 2016 and October 31, 2015, there were 3,574,620,085 and 3,829,346,478 shares issued and outstanding, respectively.

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

Fiscal year 2016:

During the nine months ended July 31, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of convertible preferred stock and 513 shares of preferred stock were converted to 513,000,000 shares of common stock. In addition, 201,000,000 shares owned by two shareholders were retired and cancelled.

In the Company’s quarterly report on Form 10-Q for the six months ended April 30, 2016 (the “April 2016 10-Q”) the Company reported that they issued a total of 194,000,000 shares of common stock upon conversion of 194 shares of preferred stock. In actuality, the Company issued an additional 279,000,000 shares of common stock upon conversion of 279 shares of preferred stock, for a total issuance of 473,000,000 shares of common stock upon conversion of 473 shares of preferred stock during the six months ended April 30, 2016. 279,000,000 shares of common stock issued during this six-month period following conversion of 279 shares of preferred stock were improperly allocated and disclosed as shares issued to consultants for services rendered, which disclosure has been updated as set forth below.

During the nine months ended July 31, 2016, the Company issued 29,000,000 shares of common stock for consulting services rendered. The shares were valued at $81,600 based on the closing stock prices on the dates of the stock grants. In the Company’s April 2016 10-Q, the Company erroneously reported that they issued 358,000,000 shares of common stock to consultants for services rendered during the six months ended April 30, 2016. As described above, 279,000,000 of these shares of common stock were actually issued upon conversion of 279 shares of preferred stock during the six months ended April 30, 2016 and were improperly allocated as shares issued to consultants for services rendered in the April 2016 10-Q. Further, 50,000,000 shares of common stock previously described in the April 2016 10-Q as shares issued to consultants for services rendered were erroneously issued and have subsequently been cancelled.

In July 2016, the Company issued 97,217,391 shares of common stock in consideration of cancellation of $43,000 of accrued and unpaid payables. The Company did not receive any cash proceeds upon these issuances.

These issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

Options and Warrants

A summary of option activity during the nine months ended July 31, 2016 and the year ended October 31, 2015 are presented below:

	July 31, 2016			October 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	140,666,667	$0.0146	9.27	52,666,667	$0.08	6.24
Granted	–	–	–	138,000,000	0.0146	10.00
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	50,000,000	0.08	6.24
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	140,666,667	$0.0146	8.77	140,666,667	$0.0146	9.27

Options exercisable at end of period	140,666,667	$0.0146	8.52	140,666,667	$0.0146	9.27

A summary of warrant activity during the nine months ended July 31, 2016 and the year ended October 31, 2015 are presented below:

	July 31, 2016			October 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	5.39	4,000,000	$0.75	6.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	4,000,000	$0.75	4.64	4,000,000	$0.75	5.39

Warrants exercisable at end of period	–	$–	–	–	$–	–

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

Market Price: $0.020

Exercise Price: $0.015

Term: 10 years

Volatility: 321%

Dividend Yield: 0

Risk Free Interest Rate: 2.25%

For the year ended October 31, 2015, $2,760,000 was fully amortized as stock based compensation.

NOTE 9 – SUBSEQUENT EVENTS

1.	In August 2016, the Company issued 154,260,851 shares of common stock in consideration of cancellation of $41,560 of accrued and unpaid payables. The Company did not receive any cash proceeds upon these issuances. The issuances were exempt under Section 4(a)(2) of the Securities Act.

2.	In August 2016, the Company issued 192,000,000 shares of common stock upon conversion of 192 shares of our convertible preferred stock. The issuances were exempt under Section 4(a)(2) of the Securities Act.

3.	In August 2016, the Company issued 200 shares of our convertible preferred stock as compensation for services. The issuances were exempt under Section 4(a)(2) of the Securities Act.

4.	In August 2016, the Company issued 406 shares of our convertible preferred stock sold during the period ended July 31, 2016. The issuances were exempt under Section 4(a)(2) of the Securities Act.

5.	In September 2016, the Company entered into a consulting agreement with Woodward Global, Ltd. (“WG”), a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, the Company’s Chairman and CEO. Pursuant to the agreement, the Company will provide consulting services to WG for a period of twelve (12) months for a total consideration of $2,000,000.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements; and the further approvals of regulatory authorities. There are several important factors that could cause our future results to differ materially from our forward-looking statement. Some of these important factors, but not necessarily all important factors, include our ability to acquire additional capital as and when needed; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions; and those other risks discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2015 filed with the Securities and Exchange Commission on February 16, 2016. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

In December 2015, we received our first purchase order for spherical bearings and such order was manufactured and delivered in March 2016. In addition, in May 2016, we entered into licensing and services agreements for the development and marketing of aerospace products in China, Australia, Asia and Africa.

Results of Operations

Three Months Ended July 31, 2016 and 2015

During the three months ended July 31, 2016, we incurred $440,069 of operating expenses compared to $1,362,112 during the three months ended July 31, 2015. Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The decrease in operating expenses for the three months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily attributable to our significant decrease in stock based compensation to directors and officers during the 2016 period which was offset by the increase in consulting expenses during the period. However, we expect our operating expenses will significantly increase at such time as we commence the distribution of our spherical bearings.

During the three months ended July 31, 2016 and 2015, we incurred a net loss from operations of $446,339 and $1,507,292, respectively. The decrease was primarily attributable to the significant decrease in our stock based compensation to directors and officers, interest expense, change in fair value of derivative liabilities and derivative expenses during the 2016 period, which was offset by the increase in consulting expenses during the 2016 period.

Our net loss was $446,339 and $1,507,292 for the three months ended July 31, 2016 and 2015, respectively. Our loss attributable to our non-controlling interest in our Godfrey subsidiary for the three months ended July 31, 2016 and 2015 was $41,205 and $41,209, respectively. Accordingly, the net loss attributable to us for the three months ended July 31, 2016 and 2015 was $405,134 and $1,466,083, respectively.

Nine Months Ended July 31, 2016 and 2015

We received the initial order for our spherical bearings in December 2015. We manufactured and delivered these bearings in March 2016. During the nine months ended July 31, 2016, we recognized sales revenue of $109,140 from the sale of our spherical bearings. Also we incurred $2,598,141 of operating expenses compared to $4,187,916 during the nine months ended July 31, 2015.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The decrease in operating expenses for the nine months ended July 31, 2016 compared to the same period in fiscal 2015 was primarily resulted from issuance of options for common stock to board of directors in 2015. We had no such issuance in the nine months ended July 31, 2016. However, we expect our operating expenses will significantly increase at such time as we commence the distribution of our spherical bearings.

During the nine months ended July 31, 2016 and 2015, we incurred a net loss from operations of $2,681,864 and $4,582,913, respectively. The decrease primarily resulted from issuance of common stock options to board of directors in 2015. We had no such issuance in the nine months ended July 31, 2016.

Our net loss was $2,681,864 and $4,582,913 for the nine months ended July 31, 2016 and 2015, respectively. Our loss attributable to our non-controlling interest in our Godfrey subsidiary for the nine months ended July 31, 2016 and 2015 was $94,807 and $120,390, respectively.

Accordingly, the net loss attributable to us for the nine months ended July 31, 2016 and 2015 was $2,587,057, and $4,462,523, respectively.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2016, we had cash of $6,551 and a working capital deficit of $641,488.  At October 31, 2015, we had cash of $6,833 and a working capital deficit of $401,796.

Since July 31, 2016, our working capital has decreased as a result of continuing losses from operations. We estimate that we require approximately $1 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. The term “disclosure controls and procedures” refers to the controls and procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of July 31, 2016 due to certain material weakness in our internal control over financial reporting. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2016.

Changes in internal control over financial reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2016, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	During the quarterly period ended July 31, 2016, we issued 40,000,000 shares of our common stock upon conversion of 40 shares of our preferred stock. During the nine months ended July 31, 2016, we issued 513,000,000 shares of our common stock upon conversion of 513 shares of our preferred stock. In our quarterly report on Form 10-Q for the six months ended April 30, 2016 (the “April 2016 10-Q”) we reported that we issued a total of 194,000,000 shares of our common stock upon conversion of 194 shares of our preferred stock. In actuality, we issued an additional 279,000,000 shares of our common stock upon conversion of 279 shares of our preferred stock, for a total issuance of 473,000,000 shares of our common stock upon conversion of 473 shares of our preferred stock during the six months ended April 30, 2016. 279,000,000 shares of our common stock issued during this six-month period following conversion of 279 shares of our preferred stock were improperly allocated and disclosed as shares issued to consultants for services rendered, which disclosure has been updated as set forth below. The issuances were exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act.

2.	During the nine months ended July 31, 2016, we issued 29,000,000 shares of common stock to consultants in consideration of services rendered. The shares were valued at $81,600 based on the closing stock prices on the dates of the stock grants. In our April 2016 10-Q we erroneously reported that we issued 358,000,000 shares of our common stock to consultants for services rendered during the six months ended April 30, 2016. As described above, 279,000,000 of these shares of our common stock were actually issued upon conversion of 279 shares of our preferred stock during the six months ended April 30, 2016 and were improperly allocated as shares issued to consultants for services rendered in the April 2016 10-Q. Further, 50,000,000 shares of our common stock previously described in our April 2016 10-Q as shares issued to consultants for services rendered were erroneously issued and have subsequently been cancelled. The issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

3.	During the quarterly period ended July 31, 2016, we sold 354 shares of our preferred stock in consideration of $191,500, the proceeds of which will be used for general corporate purposes. In August 2016, we issued 406 shares of our convertible preferred stock sold during the nine months ended July 31, 2016. 3 shares of our preferred stock that were sold during the nine months ended July 31, 2016 have not been issued and were recorded as preferred stock to be issued. The issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

4.	During quarterly period ended July 31, 2016, we issued 340 shares of convertible preferred stock to our employees and consultants in consideration of services rendered. These shares were valued at $1,309,998 based on the closing prices of the underlying common stock. We did not receive any cash proceeds for these issuances. The issuances were exempt under Section 4(a)(2) of the Securities Act.

5.	In July 2016, we issued 97,217,391 shares of our common stock in consideration of cancellation of $43,000 of accrued and unpaid payables. We did not receive any cash proceeds upon these issuances. The issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

6.	In August 2016, we issued 154,260,851 shares of common stock in consideration of cancellation of $41,560 of accrued and unpaid payables. We did not receive any cash proceeds upon these issuances. The issuances were exempt under Section 4(a)(2) of the Securities Act.

7.	In August 2016, we issued 192,000,000 shares of common stock upon conversion of 192 shares of our convertible preferred stock. The issuances were exempt under Section 4(a)(2) of the Securities Act.

8.	In August 2016, we issued 200 shares of our convertible preferred stock as compensation for services. The issuances were exempt under Section 4(a)(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On July 6, 2016, Kevin Gould resigned as secretary and as a director. Mr. Gould’s resignation was for personal reasons and was not because of any disagreements with Trans-Pacific Aerospace Company, Inc. on matters relating to its operations, policies and practices.

In September 2016, we entered into a consulting agreement (“Consulitng Agreement”) with Woodward Global, Ltd. (“WG”), a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, our Chairman and CEO. Pursuant to the Consulting Agreement, we will provide consulting services to WG for a period of twelve (12) months for a total consideration of $2,000,000.

ITEM 6 - EXHIBITS

Item No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY, INC. (Registrant)

Dated:	September 19, 2016	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)

