Form 10-K
period 2016-10-31
Trans-Pacific Aerospace Company, Inc.
filed 2017-02-28
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-55581

Trans-Pacific Aerospace Company, Inc.

(Exact Name of registrant as specified in its charter)

Wyoming	36-4613360
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $8,890,906

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,499,880,936 shares of common stock as of February 1, 2017.

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

All references to “us”, “we”, “our” or the “Company” used herein refer to Trans-Pacific Aerospace, Inc., a Wyoming corporation, and its 55%-owned subsidiary, Godfrey (China) Limited, a Hong Kong corporation (“Godfrey”).

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

We currently have no joint venture in place for the manufacture or sale of our products other than our arrangements with Godfrey, but have supplier/distribution agreements with U.S., China, European and Australia related entities.

Recent Developments

Change of Control. On September 8, 2016, William McKay, our President and Chief Executive Officer gained control of the Company via issuance of the 10,000 shares of Series A preferred Stock issued to him. Following issuance of such shares, the Company had 3,920,880,936 shares of common stock and 14,421 shares of Series A preferred stock outstanding. Based on the current conversion price, each share of Series A preferred stock is entitled to 1 million votes per share. Accordingly, there were 18,341,880,936 votes outstanding voting together as a single class on September 8, 2016. The 10,000 shares of Series A preferred stock issued to Mr. McKay (along with the 300 shares of Series A preferred stock then held by him) provided him with approximately 56% of the total votes, resulting in change of control. The shares of Series A Preferred were issued to obtain voting control to make certain board decision at the best interest of the Company. The 10,000 shares are subsequently returned after October 31, 2016. Prior to the issuance of the control block of Series A Preferred, no singular person had control of the Company, although the Series A Preferred as a class accounted for 53% of the total votes outstanding prior to the issuance of the 10,000 shares to Mr. McKay. The 1,300 shares of Series B preferred stock issued to Mr. McKay on November 30, 2016 (pursuant to which he received an additional 1.3 trillion votes) increased his voting control over the Company to approximately 86% based on 4,268,880,936, 14,959 and 1,500 shares of Common Stock, Series A preferred stock and Series B preferred stock outstanding, respectively on such date (and thus 1,519,227,880,936 outstanding on such date). Each shares of Series B preferred stock is entitled to 100 million votes. On December 8, 2016, Mr. McKay cancelled and returned 10,000 shares of Series A preferred stock to treasury. However, he still retained approximately 86% of the outstanding voting control of the outstanding shares of the Company’s Common Stock, Series A preferred stock and Series B preferred stock voting together as a single class on such date.

Reincorporation as a Wyoming Corporation. Effective January 27, 2017, we completed a change of domicile (the “Reincorporation”) to Wyoming from Nevada by means of a merger of Trans-Pacific Aerospace Company Inc., a Nevada corporation with and into the Company’s wholly-owned subsidiary, Trans-Pacific Aerospace Company, Inc., a Wyoming corporation. Following the Reincorporation, the affairs of the Company ceased to be governed by Nevada corporation laws pursuant to the Nevada Revised Statutes (“NRS”) and become subject to Wyoming corporation laws pursuant to the Wyoming Business Corporation Act (the “WBCA”). The Company’s governance is pursuant to the Articles of Incorporation filed in Wyoming and the Bylaws, reflecting, among other things, application of the WBCA. The resulting Wyoming corporation (TPAC-WY), is deemed to be same entity as the Company previously incorporated in Nevada (TPAC-NV), and there was no change in the Company’s business, management, employees, headquarters, benefit plans, assets, liabilities or net worth. Each of TPAC-NV’s issued and outstanding shares of common stock and of preferred stock automatically converted into an equivalent number of issued and outstanding shares of common stock and preferred stock of TPAC-WY, without any action on the part of our shareholders. The number of issued and outstanding shares of capital stock of TPAC-WY is identical to the Company’s capital stock existing immediately prior to the Reincorporation. The terms of the Series A preferred stock and Series B preferred stock of TPAC-WY is identical to the terms of the Series A preferred stock and Series B preferred stock of TPAC-NV.

Godfrey (China) Limited

Our initial operations have focused on the Chinese and U.S. bearings market and are conducted through TPAC. On March 30, 2010, we acquired 25% of the outstanding share capital of Godfrey in exchange for our contribution to Godfrey of technology used for the design and production of SAE-AS81820, 81934 and 81935 self-lubricated spherical bearings, bushings and rod-end bearings. These bearings and component parts are designed to meet the specifications and standards of NAVAIR and are widely used in the manufacture of commercial aircraft, among other products. In 2013 we acquired an additional 30% interest in Godfrey (China).

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

Spherical bearings act much like an elbow, wrist or knee joint acts in that they allow for slight rotation and severe misalignment. In aircraft, they are used on doors, hatches, landing gears, some flight control surfaces, slats, leading edges and trailing edges and on horizontal and vertical stabilizers. They are also used in engines as engine hangers and to open and close stator vanes.

Customers and Market

We plan to supply bearings for use in commercial, military and private aircraft, naval vessels, power plants, wind turbines and sophisticated commercial applications. Our potential customers include large aerospace companies such as Airbus, Boeing, Embraer, COMAC, General Electric, Rolls Royce, Pratt & Whitney, Honeywell and various aftermarket channels.

Manufacturing and Operations

We have commenced commercial manufacture of our products and are continuing to develop our commercial market. Our initial operations have focused on the Chinese and U.S. bearings markets and are conducted through Company facilities located in Dongguan, China.

As of the date of this report, TPAC and Godfrey have received qualification approval by NAVAIR of the United States Navy. In September 2014 the Company was placed on the US Navy Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced by TPAC and Godfrey. The facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings. We anticipate providing NAVAIR with test samples for approval under SAE-AS81935 for the production of rod end bearings in 2016.

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

Sales, Marketing and Distribution

We have commenced commercial sales of our products and are continuing to develop our commercial market.  Our current strategy is to form business relationships with local partners in markets outside the United States who will provide sales, marketing, and manufacturing capabilities. We will supply our product design and engineering expertise and also serve as the primary distributor of products manufactured by our joint venture partners. However, we expect that we will need to raise at least $1 million of capital, or to develop a strategic partnership, through which the partner will contribute working capital, in order to better develop international marketing and production

Our initial sales, marketing and distribution efforts focus on the self-lubricated spherical bearings, bushings and rod-ends manufactured at our production facility in Dongguan, China. We have received all regulatory approvals required for the manufacture and sale of our initial line of self-lubricating spherical bearings and bushings and intend to pursue regulatory approval of our initial line of rod-end bearings.

We expect to supplement the sales activities of our local-market partners with direct sales efforts by our executive management and internal sales staff. During the first quarter of 2014, we signed a marketing and sales agreement with a Hong Kong aerospace marketing company with strong marketing and distribution ties to the Chinese market. During the third quarter of 2015, we signed a marketing and sales agreement with a Hong Kong aerospace marketing company with strong marketing and distribution ties to the Australian, Indian and Middle East markets. During the first quarter of 2016 we received approval and became a supplier to a U.S. based, China owned aerospace distributor, for the marketing and distribution of our products. We intend to implement a strategic brand management initiative that will seek to position the Trans-Pacific name as a global brand with local roots in various foreign countries.  In addition to standard primary touch points including OEMs, airlines and MROs, we will also reach out to leading bearing distributors, the sub-assembly industry and others. We do expect to market to the U.S. military. Our marketing elements will include:

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

Regulations and Laws

The commercial aircraft component industry is highly regulated by the OEMs, including Boeing and Airbus, and both the Federal Aviation Administration, or the FAA, in the United States and by the Joint Aviation Authorities in Europe and other agencies throughout the world. We, and the components we manufacture, are required to be certified or approved by one or more of these agencies and/or, in many cases, by individual OEMs in order to sell our parts for use in commercial aircraft. Our foreign sales may be subject to similar approvals or U.S. export control restrictions, however, our management believes that there are no currently existing export restrictions for the products we wish to sell.

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

As of the date of this report, TPAC and Godfrey have received qualification approval by NAVAIR. As of September, 2014 the Company was placed on the US Navy Qualified Producers List, allowing all Chinese and international airframe manufacturers, sub-tier suppliers, MRO facilities, airlines and distributors to purchase parts produced there. The Dongguan facility, located in close proximity to Hong Kong, is the first and only facility in China qualified for the production of SAE-AS81820 and 81934 spherical bearings and bushings. We anticipate providing NAVAIR with test samples for approval under SAE-AS81935 for the production of rod end bearings during 2017. Our spherical bearings are now eligible for sale to OEMs in the U.S. Since the PMA process is unavailable to manufacturers in China, products produced at our facilities in China will not be entitled to be sold in the U.S. aftermarket directly by our Chinese manufacturing company. However, because TPAC is located in the USA, we are able to utilize our facility in the United States in order to sell to the aftermarket the parts manufactured by our facilities in China.

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

Intellectual Property

Because we have few proprietary rights, others can provide products substantially equivalent to ours. We hold no patents. Although we have developed designs and processes for our line of spherical bearing products, we believe that most of the technology used by us in the design of our products is generally known and available to others. Consequently, others can develop spherical bearing products similar to ours. We rely on a combination of confidentiality agreements and trade secret law to protect our confidential information. In addition, we restrict access to confidential information on a ‘‘need to know’’ basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If our proprietary rights are violated, or if a third-party claims that we violate their proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

Environmental Matters

We are subject to federal, state and local environmental laws and regulations, including those governing discharges of pollutants into the air and water, the storage, handling and disposal of wastes and the health and safety of employees. We also may be liable under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws for the costs of investigation and clean-up of contamination at facilities currently or formerly owned or operated by us, or at other facilities at which we have disposed of hazardous substances. In connection with such contamination, we may also be liable for natural resource damages, government penalties and claims by third parties for personal injury and property damage. Agencies responsible for enforcing these laws have authority to impose significant civil or criminal penalties for noncompliance. We believe we are currently in material compliance with all applicable requirements of environmental laws. We do not anticipate material capital expenditures for environmental compliance in fiscal 2016. Our operations in the U.S. do not involve any manufacturing or production and do not generate any hazardous waste.

Employees

As of the date of this report, we have six employees, including two employees of our China facility. We expect to add additional employees subject to our commencement of manufacturing operations.

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

Risks Relating to Our Company and Business

We may be unable to continue as a going concern. Our independent auditor has noted in their audit report concerning our financial statements as of October 31, 2016 and 2015. We have incurred recurring losses and negative cash flows from operations and have an accumulated deficit of $25,383,090 as at October 31, 2016, which raises substantial doubt about our ability to continue as a going concern. We have incurred recurring losses and negative cash flows from operations in 2016 and 2015. We incurred a net loss from operations of $4,688,680 during the year ended October 31, 2016. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2016 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Our business is capital intensive and we will need additional capital to execute our business plan and fund operations, and we may not be able to obtain such capital on acceptable terms or at all. As of October 31, 2016, we had total assets of $11,361 and a working capital deficit of $1,049,793. Since October 31, 2016, our working capital has decreased as a result of continuing losses from operations. We estimate that we require approximately $1 million of additional working capital over the next 12 months in order to fund our marketing and distribution of the initial line of aircraft component products to be manufactured at our Dongguan facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2016 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

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

Because we have few proprietary rights, others can provide products substantially equivalent to ours. We hold no patents. Although we have developed designs and processes for our line of spherical bearing products, we believe that most of the technology used by us in the design of our products is generally known and available to others. Consequently, others can develop spherical bearing products similar to ours. We rely on a combination of confidentiality agreements and trade secret law to protect our confidential information. In addition, we restrict access to confidential information on a ‘‘need to know’’ basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If our proprietary rights are violated, or if a third-party claims that we violate their proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

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

Risks Relating to Our Common Stock

Provisions of our articles of incorporation, our bylaws and Wyoming law could delay or prevent a change in control of us, which could adversely affect the price of our common stock. Our articles of incorporation, our bylaws and Wyoming law could delay, defer or prevent a change in control of us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and the rights of our stockholders. For example, our articles of incorporation permit our board of directors to issue up to 5 million shares of preferred stock in one or more series of preferred stock with rights and preferences designated by our board of directors. As of the date hereof, we have designated 21,500 shares of preferred stock (with 20,000 shares designated as Series A preferred stock and 1,500 shares designated as series B preferred stock) and have 4,978,500 shares of preferred stock available for future designation and issuance.

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

Our internal controls over financial reporting were determined to be ineffective at October 31, 2016 and we identified material weaknesses in our internal controls over financial reporting as of October 31, 2016, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. For the period ended October 31, 2016, we identified material weaknesses in our internal control over financial reporting. As such we were unable to assert that our internal controls are effective. This could result in the loss of investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

Our Chief Executive Officer holds an overwhelming majority of the voting stock and can control the outcome stockholder voting. Our Chief Executive Officer, William McKay holds approximately 86% of the voting stock on any matter brought to our stockholders for a vote. Accordingly, Mr. McKay controls us and can direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

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

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock or our ability to raise additional capital. Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. The sale of substantial amounts of our common stock in the public market could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Our articles of incorporation permits the issuance of an unlimited amount of shares of common stock and 5,000,000 shares of preferred stock. As of February 1, 2017, we had an aggregate of 4,499,880,936 shares of our common stock outstanding as well as 5,075 shares of our Series A preferred stock and 1,500 shares of our Series B preferred stock outstanding. In addition, we have 4,978,500 shares of undesignated preferred stock available for issuance. Thus, we have the ability to issue substantial amounts of stock in the future. No prediction can be made as to the effect, if any, that market sales of our common stock will have on the market price for our common stock. Sales of a substantial number could adversely affect the market price of our shares.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in San Marino, California. We lease approximately 480 square feet at the rate of $970 per month pursuant to a month to month agreement. At such time as our increased operations warrant, we intend to acquire larger leased properties in the general Los Angeles, California area.

We lease a facility in Dongguan, China under a 12 year lease. This facility has approximately 5,000 square feet. The rental rate is approximately $1,565 monthly. We lease an apartment in the Nancheng District of Dongguan. The apartment is approximately 1,700 square feet. The lease rate is approximately $760 monthly, including all utilities and management fees. The apartment lease is renewed through January 31, 2019.

Item 3.	Legal Proceedings

As of the date of this report, there are no pending legal proceedings to which we or our properties are subject, except for routine litigation incurred in the normal course of business.

Item 4.	Mine Safety Disclosures.

N/A.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “TPAC”. The following table indicates the quarterly high and low last sale prices for shares of our common stock on the OTC Bulletin Board for the fiscal years ending October 31, 2016 and October 31, 2015.

2016	Low	High
Fourth Quarter	$0.0007	$0.0018
Third Quarter	$0.0007	$0.0030
Second Quarter	$0.0016	$0.0069
First Quarter	$0.0004	$0.0063

2015	Low	High
Fourth Quarter	$0.0003	$0.0007
Third Quarter	$0.0001	$0.0013
Second Quarter	$0.0002	$0.0021
First Quarter	$0.0024	$0.0200

Holders of Record

As of February 1, 2017, we had outstanding 4,499,880,936 shares of common stock, held by 48 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

1.	In January 2016, we issued option to purchase 100,000,000 shares of our common stock at an exercise price of $0.004 per share to Jason Wenig in consideration of his appointment to our board of directors. We also agreed to issue Mr. Wenig 5,000,000 shares of our common stock pursuant to a restricted stock grant, which shares have not been issued as of the date of this report. The issuances are exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
2.	On April 8, 2016, we sold 79 shares of our Series A preferred stock for an aggregate purchase price of $47,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
3.	On May 2, 2016, we sold 49 shares of our Series A preferred stock for an aggregate purchase price of $29,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
4.	On May 16, 2016, we sold 56 shares of our Series A preferred stock for an aggregate purchase price of $33,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act. 3 of these shares have not been issued and have been recorded as preferred stock to be issued.
5.	On May 31, 2016, we sold 31 shares of our Series A preferred stock for an aggregate purchase price of $18,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
6.	On June 10, 2016, we sold 49 shares of our Series A preferred stock for an aggregate purchase price of $29,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
7.	On June 14, 2016, we sold 34 shares of our Series A preferred stock for an aggregate purchase price of $20,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
8.	On June 16, 2016, we sold 16 shares of our Series A preferred stock for an aggregate purchase price of $9,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.

9.	On June 24, 2016, we sold 9 shares of our Series A preferred stock for an aggregate purchase price of $5,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
10.	On July 1, 2016, we sold 17 shares of our Series A preferred stock for an aggregate purchase price of $9,500, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.

11.	On July 8, 2016, we sold 15 shares of our Series A preferred stock for an aggregate purchase price of $8,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
12.	On July 18, 2016, we sold 33 shares of our Series A preferred stock for an aggregate purchase price of $17,500, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
13.	On July 26, 2016, we sold 21 shares of our Series A preferred stock for an aggregate purchase price of $11,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.

14.	In August 2016, we issued 154,260,851 shares of our common stock upon conversion of $40,000 in principal (plus accrued interest) under a convertible promissory note. The issuance was exempt pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933, as amended.
15.	On August 12, 2016, we issued 200 shares of our Series A preferred stock to our consultants in consideration of services rendered. These shares were valued at $140,000 based on the closing price of the underlying common stock. We did not receive any cash proceeds for these issuances. The issuances were exempt under Section 4(a)(2) of the Securities Act.
16.	On August 15, 2016, we sold 31 shares of our Series A preferred stock for an aggregate purchase price of $14,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
17.	On September 9, 2016, we sold 40 shares of our Series A preferred stock for an aggregate purchase price of $19,500, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
18.	On September 16, 2016, we sold 25 shares of our Series A preferred stock for an aggregate purchase price of $11,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
19.	On September 22, 2016, we sold 25 shares of our Series A preferred stock for an aggregate purchase price of $11,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
20.	On September 9, 2016, we issued 400 shares of our Series A preferred stock to our consultants in consideration of services rendered. These shares were valued at $280,000 based on the closing price of the underlying common stock. We did not receive any cash proceeds for these issuances. The issuances were exempt under Section 4(a)(2) of the Securities Act.
21.	On October 12, 2016, we issued 400 shares of our Series A preferred stock to our consultants in consideration of services rendered. These shares were valued at $280,000 based on the closing price of the underlying common stock. We did not receive any cash proceeds for these issuances. The issuances were exempt under Section 4(a)(2) of the Securities Act.
22.	On October 20, 2016, we sold 28 shares of our Series A preferred stock for an aggregate purchase price of $11,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act. The shares have not been issued and have been recorded as preferred stock to be issued.
23.	On October 27, 2016, we sold 23 shares of our Series A preferred stock for an aggregate purchase price of $7,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act. The shares have not been issued and have been recorded as preferred stock to be issued.
24.	Since November 1, 2016, we have issued 159,000,000 shares of our common stock upon conversion of 159 shares of our preferred stock. We did not receive any proceeds upon issuance. The issuances were exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act.
25.	On November 18, 2016, we sold 64 shares of our Series A preferred stock for an aggregate purchase price of $22,100, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act. The shares have not been issued and have been recorded as preferred stock to be issued.
26.	On November 21, 2016, we sold 29 shares of our Series A preferred stock for an aggregate purchase price of $10,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act. The shares have not been issued and have been recorded as preferred stock to be issued.
27.	On December 1, 2016, we issued 200 shares of our Series A preferred stock to our consultants in consideration of services rendered. These shares were valued at $120,000 based on the closing price of the underlying common stock. We did not receive any cash proceeds for these issuances. The issuances were exempt under Section 4(a)(2) of the Securities Act.
28.	On December 1, 2016, we issued 16 shares of our Series A preferred stock for an aggregate purchase price of $6,000, the proceeds of which will be used for general corporate purposes. The issuances were exempt under Section 4(a)(2) of the Securities Act.
29.

From December 2016 through January 2017, we issued $9,500 in convertible promissory notes. These notes are automatically convertible into Series C Preferred Stock at a price of $500 per share upon the effective date our reincorporation as a Wyoming corporation, which became effective on January 27, 2017. The terms of the Series C Preferred Stock have been approved by our board of directors and the shares of Series C Preferred Stock will be issued upon filing of Articles of Amendment with the Wyoming Secretary of State designating 100,000 shares of our preferred stock as Series C Preferred Stock, which filing is expected to occur in the last week of February 2017/ first week of March 2017. The Series C Preferred Stock will have a stated value of $500 per share. Holders of the Series C Preferred Stock will not any preferential dividend or liquidation rights or any conversion rights. However, on or after the six-month anniversary after the issuance date for any share of Series C Preferred (an “Issuance Date”), each holder of Series C Preferred Stock has the option to redeem the Series C Preferred at the Redemption Price which is (i) 125% of the Stated Value for the period beginning on the 6-month anniversary of the Issuance Date and ending 1-day prior to the 12-month anniversary of the Issuance Date; (ii) 150% of the Stated Value for the period beginning on the 12-month anniversary of the Issuance Date and ending 1-day prior to the 18-month anniversary of the Issuance Date and (iii) 200% of the Stated Value for the period beginning on the 18-month anniversary of the Issuance Date and any date thereafter.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended October 31, 2016 and 2015 included elsewhere in this report.

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

In the second quarter of 2013, we agreed to issue 4,800,000 shares of our common stock to three shareholders of our subsidiary, Godfrey, in exchange for their transfer to us of a total of 30% of the outstanding capital stock of Godfrey. One of the parties was Harbin Aerospace Company, LLC, our largest shareholder which is controlled by the wife of our chief executive officer, William R. McKay. Harbin transferred to us five percent of the capital stock of Godfrey in exchange for our issuance of 800,000 common shares. Upon the closing of the transactions, we increased our ownership of Godfrey from 25% to 55%.

We commenced our aircraft component business in February 1, 2010. To date, our operations have focused on the development of our production facility in China and the design and engineering of our initial product line of spherical bearings. NAVAIR of the United States Navy has completed the qualification testing of our initial line of bearings. However, we expect that we will need to raise at least $1 million of capital, or to develop a strategic partnership, through which the partner will contribute working capital, in order to better develop international marketing and production.

Recent Developments

Change of Control. On September 8, 2016, William McKay, our President and Chief Executive Officer gained control of the Company via issuance of the 10,000 shares of Series A preferred stock issued to him. Following issuance of such shares, the Company had 3,920,880,936 shares of common stock and 14,421 shares of Series A preferred stock outstanding. Based on the current conversion price, each share of Series A preferred stock is entitled to 1 million votes per share. Accordingly, there were 18,341,880,936 votes outstanding voting together as a single class on September 8, 2016. The 10,000 shares of Series A preferred stock issued to Mr. McKay (along with the 300 shares of Series A preferred stock then held by him) provided him with approximately 56% of the total votes, resulting in change of control. The issuance is a temporary issuance to obtain control and voting right in the Company to make certain board decision. The shares were returned to the Company in subsequent period after October 31, 2016 when the board decision has been made. Prior to the issuance of the control block of Series A Preferred, no singular person had control of the Company, although the Series A Preferred as a class accounted for 53% of the total votes outstanding prior to the issuance of the 10,000 shares to Mr. McKay. The 1,300 shares of Series B preferred stock issued to Mr. McKay on November 30, 2016 (pursuant to which he received an additional 1.3 trillion votes) increased his voting control over the Company to approximately 86% based on 4,268,880,936, 14,959 and 1,500 shares of Common Stock, Series A preferred stock and Series B preferred stock outstanding, respectively on such date (and thus 1,519,227,880,936 outstanding on such date). Each shares of Series B preferred stock is entitled to 100 million votes. On December 8, 2016, Mr. McKay cancelled and returned 10,000 share of Series A preferred stock to treasury. However, he still retained approximately 86% of the outstanding voting control of the outstanding shares of the Company’s Common Stock, Series A preferred stock and Series B preferred stock voting together as a single class on such date.

Reincorporation as a Wyoming Corporation. Effective January 27, 2017, we completed a change of domicile (the “Reincorporation”) to Wyoming from Nevada by means of a merger of Trans-Pacific Aerospace Company Inc., a Nevada corporation with and into the Company’s wholly-owned subsidiary, Trans-Pacific Aerospace Company, Inc., a Wyoming corporation. Following the Reincorporation, the affairs of the Company ceased to be governed by Nevada corporation laws pursuant to the Nevada Revised Statutes (“NRS”) and become subject to Wyoming corporation laws pursuant to the Wyoming Business Corporation Act (the “WBCA”). The Company’s governance is pursuant to the Articles of Incorporation filed in Wyoming and the Bylaws, reflecting, among other things, application of the WBCA. The resulting Wyoming corporation (TPAC-WY), is deemed to be same entity as the Company previously incorporated in Nevada (TPAC-NV), and there was no change in the Company’s business, management, employees, headquarters, benefit plans, assets, liabilities or net worth. Each of TPAC-NV’s issued and outstanding shares of common stock and of preferred stock automatically converted into an equivalent number of issued and outstanding shares of common stock and preferred stock of TPAC-WY, without any action on the part of our shareholders. The number of issued and outstanding shares of capital stock of TPAC-WY is identical to the Company’s capital stock existing immediately prior to the Reincorporation. The terms of the Series A preferred stock and Series B preferred stock of TPAC-WY is identical to the terms of the Series A preferred stock and Series B preferred stock of TPAC-NV.

Results of Operations - Years Ended October 31, 2016 and 2016

We have commenced revenue producing in first quarter of 2016. During the 2016 fiscal year, we incurred $4,431,016 of operating expenses compared to $4,492,561 during fiscal 2015. Our operating expenses consist primarily of general and administrative expenses and the decrease in operating expenses from fiscal 2015 to fiscal 2016 was attributable primarily to decrease in stock based compensation with an increase in consulting fees. We expect our operating expenses will significantly increase at such time as we commence the distribution of our spherical bearings.

During the 2016 fiscal year, we incurred a net loss before income taxes from continuing operations of $4,688,680 compared to a net loss from continuing operations of $4,900,941 during fiscal 2015. The decrease in our net loss in 2016 was attributable primarily to decreased general and administrative expenses described above.

For the year ended October 31, 2016 and 2015, as a result of the increased ownership to 55% in Godfrey, we recorded non-controlling interest of $120,570 and $150,311, respectively. The net loss attributable to the Company was $4,568,110 and $4,750,630 for the years ended October 31, 2016 and 2015, respectively.

Financial Condition

Liquidity and Capital Resources

As of October 31, 2016, we had total assets of $11,361 and a working capital deficit of $1,049,793. Since October 31, 2016, our working capital has decreased as a result of continuing losses from operations. We estimate that we require approximately $1 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

The report of our independent registered public accounting firm for the fiscal year ended October 31, 2016 states that due to our losses from operations and lack of working capital there is substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Trans-Pacific Aerospace Company, Inc.

We have audited the accompanying consolidated balance sheets of Trans-Pacific Aerospace Company, Inc. (the “Company”) as of October 31, 2016 and 2015 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years ended October 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans-Pacific Aerospace Company, Inc. as of October 31, 2016 and 2015 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Walnut, California

February 28, 2017

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	October 31,	October 31,
	2016	2015

ASSETS
Current assets
Cash	$7,277	$6,833
Prepaid expenses	–	1,584
Total current assets	7,277	8,417

Non-Current assets
Office equipment, net of accumulated depreciation of $5,906 and $4,702, respectively	2,500	3,704
Security deposit	1,584	1,584
Total non-current assets	4,084	5,288

Total assets	$11,361	$13,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$713,469	$60,021
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	–	500
Other payables - related parties	61,217	58,975
Convertible note payable, net of discount	–	8,333
Convertible note payable, currently in default	260,000	260,000
Total current liabilities	1,057,070	410,213

Total liabilities	1,057,070	410,213

Commitments and Contingencies
Payables to related parties	211,311	–

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized; 15,063 and 2,945 shares of Series A issued and outstanding at October 31, 2016 and October 31, 2015, respectively	15	3
Common stock, par value $0.001, 4,500,000,000 shares authorized; 4,199,880,936 and 3,829,346,478 shares issued and outstanding at October 31, 2016 and October 31, 2015, respectively	4,199,880	3,829,346
Additional paid-in capital	20,584,870	17,142,748
Preferred stock to be issued	18,000	–
Common stock to be issued	83,593	86,093
Accumulated Deficit	(25,383,090)	(20,814,980)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	(496,732)	243,210
Non-controlling interest in subsidiary	(760,288)	(639,718)

Total stockholders' (deficit)	(1,257,020)	(396,508)

Total liabilities and stockholders' (deficit)	$11,361	$13,705

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statements of Operations

	For the Years Ended October 31,
	2016	2015

Sales	$109,140	$–

Cost of sales	–	–

Gross profit	109,140	–

Operating expenses
Professional fees	88,179	57,777
Consulting	3,499,000	328,000
Other general and administrative	843,837	4,106,784

Total operating expenses	4,431,016	4,492,561

Operating loss from continuing operations	(4,321,876)	(4,492,561)

Bad debt expense	(109,140)	–
Interest expense, net	(133,924)	(346,843)
Change in fair value of derivative liabilities	(23,278)	424,822
Derivative expenses	(100,462)	(486,359)

Net loss from continuing operations	$(4,688,680)	$(4,900,941)

Discontinued operations
Net gain (loss) from discontinued operations	–	–

Loss before income taxes	(4,688,680)	(4,900,941)

Income taxes	–	–

Net Loss	(4,688,680)	(4,900,941)

Less: Loss attributable to non-controlling interest	$(120,570)	$(150,311)

Net Loss attributable to the Company	$(4,568,110)	$(4,750,630)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	3,492,629,214	2,007,249,294

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock To Be	Preferred Stock To Be	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Issued	Interest	Deficit	Total

Balances, October 31, 2014	–	$–	179,447,431	$179,447	$15,461,785	$64,093	$–	$(489,407)	$(16,064,350)	$(848,432)

Common stock converted to preferred stock	767	1	(759,817,144)	(759,817)	759,817					1

Preferred stock issued for services & compensation	1,203	1			644,999	–				645,000

Common stock issued for cash			228,000,000	228,000	(18,000)	–				210,000

Preferred stock issued for cash	250	–			300,000	22,000				322,000

Stocks issued in lieu of finders fees	725	1	57,019,761	57,020	(57,021)					–

Common stock issued for services & compensation			387,000,000	387,000	38,000					425,000

Common stock issued upon conversion of notes payable			3,737,696,430	3,737,696	(3,355,618)					382,078

Conversion of derivative liability to common stock					540,586					540,586

Amortization of stock options					2,760,000					2,760,000

Imputed interest					18,200					18,200

Note discount					50,000					50,000

Assignment of convertible notes to officer					–					–

Loss on Minority interest								(150,311)		(150,311)

Net loss from continuing operations for the year ended October 31, 2015									(4,750,630)	(4,750,630)

Balances, October 31, 2015	2,945	$3	3,829,346,478	$3,829,346	$17,142,748	$86,093	$–	$(639,718)	$(20,814,980)	$(396,508)

Common stock converted to preferred stock	694	1	(692,943,784)	(692,944)	692,943					–

Preferred stock converted to common stock	(984)	(1)	984,000,000	984,000	(983,999)					–

Preferred stock issued for services & compensation	11,664	11			2,762,787					2,762,798

Common stock issued for cash										–

Preferred stock issued for cash	752	1			316,000	(22,000)	18,000			312,001

Common stock issued for services & compensation			29,000,000	29,000	52,600	19,500				101,100

Common stock issued upon conversion of loan and payables			251,478,242	251,478	(165,107)					86,371

Conversion of derivative liability to common stock					163,740					163,740

Amortization of stock option					383,958					383,958

Common stock retired			(201,000,000)	(201,000)	201,000					–

Preferred stock retired	(8)	–			–					–

Imputed interest					18,200					18,200

Loss on Minority interest								(120,570)		(120,570)

Net loss from continuing operations for the year ended October 31, 2016									(4,568,110)	(4,568,110)

Balances, October 31, 2016	15,063	$15	4,199,880,936	$4,199,880	$20,584,870	$83,593	$18,000	$(760,288)	$(25,383,090)	$(1,257,020)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2016	2015
Cash flows from operating activities:
Net Loss	$(4,688,680)	$(4,900,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,247,845	3,830,000
Amortization of debt discount	81,667	298,309
Imputed interest expense	18,200	18,200
Change in fair value of derivative liabilities	23,278	(424,822)
Derivative expense	100,462	486,359
Interest converted to common stock	3,370	17,014
Interest paid by shareholder	27,186	–
Depreciation expense	1,204	1,204
Bad debt expense	109,140	–
Change in operating assets and liabilities:
Accounts receivable	(109,140)	–
Prepaid and deferred expenses	1,584	–
Accounts payable and accrued expenses	653,448	(48,299)
Accrued interest payable	(500)	(5,055)
Net cash used in operating activities	(530,936)	(728,031)

Cash flows from financing activities:
Common stock issued for cash	–	210,000
Preferred stock sold for cash	312,001	322,000
Convertible note issued for cash	40,000	210,500
Repayment of convertible notes	–	(48,000)
Other payables - related parties	179,379	(9,725)
Net cash provided by financing activities	531,380	684,775

Net increase / decrease in cash	444	(43,256)
Cash, beginning of the period	6,833	50,089

Cash, end of the period	$7,277	$6,833

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$86,370	$49,892
Common stock issued for conversion of notes payable	$86,371	$382,077
Conversion of derivative liability to common stock	$163,740	$540,586
Stocks issued for finders fees	$–	$57,021
Retirement of common shares	$201,000	$–
Note and interest paid by shareholder	$77,186	$–
Beneficial conversion feature of convertible note payable	$40,000	$–

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

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

Effective January 27, 2017, we completed a change of domicile to Wyoming from Nevada by means of a merger of Trans-Pacific Aerospace Company Inc., a Nevada corporation with and into the Company’s wholly-owned subsidiary, Trans-Pacific Aerospace Company, Inc., a Wyoming corporation.

Business Overview

The Company’s aircraft component business commenced on February 1, 2010. To date, its operations have focused on product design and engineering.  The Company has recently commenced commercial manufacture or sales of its products and is continuing to develop its commercial market.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $4,688,680 during the year ended October 31, 2016, and an accumulated deficit of $25,383,090 at October 31, 2016. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at October 31, 2016 and 2015.

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

		Fair Value Measurements at
		October 31, 2016
	Carrying
	Value
	October 31,
	2016	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		October 31, 2015
	Carrying
	Value
	October 31,
	2015	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable, net	$8,333	$–	$–	$8,333
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

The Company believes that the market rate of interest as of October 31, 2016 and 2015 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at October 31, 2016 and 2015 due to short term maturity.

Revenue Recognition

The Company received the initial order from one customer for its spherical bearings in December 2015. The Company manufactured and delivered these bearings in March 2016. The Company recognizes revenue on sales of products when the goods are delivered and title to the goods passes to the customer provided that: (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) collectability is reasonably assured.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $4,672,301 as of October 31, 2016 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $4,672,301 will expire in various years through 2035. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of October 31, 2016, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were convertible notes, 15,063 shares of convertible preferred stock, 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 240,666,667 shares outstanding as of October 31, 2016 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Years Ended October 31,
	2016	2015

Net loss attributable to the Company	$(4,568,110)	(4,750,630)

Basic and diluted net loss from operations per share	$(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	3,492,629,214	2,007,249,294

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard on its financial statement disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity is expected to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation. ASU 2014-09, as deferred one year by ASU 2015-14, is effective for the Company in the first quarter of fiscal year 2018 using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. ASU 2014-09, as deferred one year by ASU 2015-14, will be effective for annual reporting periods beginning after December 15, 2018 using either of two methods: (a) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (b) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined in ASU 2014-09. The Company has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for consolidation financial statements issued for annual periods beginning after December 15, 2016. Early adoption is permitted, and this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance requires all excess tax benefits and tax deficiencies related to share-based payments to be recognized in income tax expense, and for those excess tax benefits to be recognized regardless of whether it reduces current taxes payable. The ASU also allows an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. ASU 2016-06 will be effective for the Company beginning on January 1, 2018. Different methods of adoption are required for the various amendments and early adoption is permitted, but all of the amendments must be adopted in the same period. The Company is currently evaluating the impact of the adoption of this guidance on its financial condition, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

The Company received the initial order from one customer for its spherical bearings in December 2015. The Company manufactured and delivered these bearings in March 2016. The Company recorded sales and accounts receivable of $109,140 and $0 for cost of sales due to all related costs and expenses were expensed in prior years. All accounts receivable are due 90 days from the date billed based on the Company’s collection policy and agreed by the customer. As of October 31, 2016 and 2015, the Company had accounts receivable balance of $109,140 and $0, respectively. However, as of the date of this report, the accounts receivable had past the due day for over six months, the Company then recorded an allowance for bad debts of $109,140 as bad debt expense for the year ended October 31, 2016.

In May 2016, the Company entered into a Service Level Agreement with a Hong Kong entity pursuant to which it agreed to assist such Hong Kong entity to develop a market for medical, aerospace and other machined products in China and elsewhere. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grant such entity a license to market these products under the TPAC name. This agreement has a term of 10 years and be automatically renewable in annual periods unless terminated earlier. The Company shall be paid $1 million annually for time actually spent performing its duties under this Agreement. Further, the Hong Kong entity agreed to purchase from the Company all raw materials, tooling, machinery and equipment, blueprints, engineering, marketing, operations and management and all other services and supplies. The Company agreed not to solicit any employee or consultant of the Hong Kong entity for a period of 3 years following termination of the Agreement. There are no revenue recognized related to this service level agreement for the year ended October 31, 2016 as collectability is not reasonably assured.

In May 2016, the Company entered into a Licensing and Consulting Services Agreement with an Australian entity pursuant to which it agreed to assist such Australian entity to develop a market for aerospace bearings in Australia, Southern Asia (except China), Asia and Africa. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grant such entity a license to market these products under the name of TPAC Australia. This agreement has a term of 1 year and be automatically renewable in annual periods unless terminated earlier. The Company shall be paid $1 million annually for time actually spent performing its duties under this Agreement. The Company agreed not to solicit any employee or consultant of the Australian entity for a period of 3 years following termination of the Agreement. There are no revenue recognized related to this service level agreement for the year ended October 31, 2016 as collectability is not reasonably assured.

NOTE 4 – PROPERTY AND EQUIPMENT

As of October 31, 2016 and 2015, the Company had office equipment of $2,500 and 3,704, net of accumulated depreciation of $5,605 and $4,702, respectively. For the years ended October 31, 2016 and 2015, the Company recorded depreciation expenses of $1,204 and $1,204, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of October 31, 2016 and 2015, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; The Company had receivables due to (from) HAC amounted to $1,217 and ($1,025) at October 31, 2016 and, respectively.

During the year ended October 31, 2016, the Company borrowed $179,379 from various shareholders under oral agreements. This amount bears no interest and is due on demand. In addition, a shareholder made repayment of $77,186 on behalf of the Company to pay off the Apollo Note as described in Note 6 below. The amount is recorded under related party payable and the amount bears no interest and is due on demand. In July 2016, $43,000 of the principal amount was converted to 97,217,391 shares of the Company’s common stock. As of October 31, 2016, the outstanding balance was $211,311.

As of October 31, 2016 and 2015, the total outstanding amount due to related parties was $272,528 and $58,975, respectively. For the amount of $272,528 outstanding as of October 31, 2016, $211,311 was owed to two shareholders as disclosed in Note 7, commitments and contingencies.

During the year ended October 31, 2016, the wife of the Company’s Chief Executive Officer purchased 177 shares of its Series A preferred stock in consideration of $92,500. As of October 31, 2016, 3 of these shares had not been issued and were recorded as preferred stock to be issued.

During the year ended October 31, 2016, the son of the Company’s Chief Executive Officer purchased 404 shares of its Series A preferred stock in consideration of $217,000. As of October 31, 2016, 51 of these shares had not been issued and were recorded as preferred stock to be issued.

In September 2016, the Company issued 10,000 shares of its Series A preferred stock to its Chief Executive Officer as a temporary issuance to obtain voting right to make certain board decision at the best interest of the Company. These shares were returned to the Company after October 31, 2016. See subsequent event note 9.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the year ended October 31, 2016 and 2015, the Company recorded imputed interest of $18,200 and $18,200, respectively.

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

On February 8, 2016, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC, pursuant to which the Company sold an 8% Convertible Promissory Note with an original principal amount of $40,000 (the “Crown Bridge Note”). The principal amount consists of a consideration of $36,000 plus $4,000 OID. The maturity date shall be 12 months from the issue date. The Crown Bridge Note is convertible anytime into the Company’s common stock at a price equal to 55% multiplied by the lowest trading price on the OTCQB or other applicable principal trading market during the 20 trading days prior to the conversion date. If the trading price for the common stock is equal to or lower than $0.003, then an additional discount of 10% shall be factored into the variable conversion price. However, due to misplacement of the agreement, the Company mistakenly recorded the cash received as other payables on February 8, 2016.

Upon discovery of the mistake in August, 2016, the Company analyzed the conversion option of the Crown Bridge Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liability on the agreement date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Crown Bridge Note issued. The Company then calculated the fair value of the conversion option and discount on the Crown Bridge Note. For the year ended October 31, 2016, the Company recorded a total of $123,740 as derivative expense and change in fair value of derivative liabilities and a note discount of $40,000 for the Crown Bridge Note.

In August 2016, the note holder exercised the right to fully convert the principal amount plus accrued interest of $1,650 to 154,260,850 shares of the Company’s common stock.

For the year ended October 31, 2016 and 2015, the Company recorded total derivative expense of $123,740 and $61,537, respectively. As of October 31, 2016 and 2015, the derivative liability was fully converted or paid off.

As of October 31, 2016 and 2015, the outstanding amount of the convertible notes were $0 and $8,333, net of discount of $0 and $41,667, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

On February 1, 2016, the Company entered into a consulting service agreement with Mr. Nicholas Nguyen for a period of 24 months. Upon execution of this agreement, the Company shall issue total of 100 shares of its convertible preferred stock as compensation for Mr. Nguyen’s services. All shares were fully vested at grant date and expensed immediately. As of October 31, 2016, the shares had not been issued and the Company recorded in accrued expense of $600,000.

On February 22, 2016, the Company entered into an agreement with Ms. Lixin Chen to perform marketing and operation consulting services for the year ended December 31, 2016. Upon execution of this agreement, the Company shall issue total of 300 shares of its convertible preferred stock as compensation for Ms. Chen’s services. All shares were fully vested at grant date. The Company issued the shares in May and recorded $1,260,000 as consulting fee for the year ended October 31, 2016.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. As of October 31, 2016 and 2015, the total accrued salaries owed to Mr. McKay were $0.

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expired November 30, 2012 and currently calls for monthly rental payments of $970 pursuant to a month to month agreement.

The Company leases a facility in Dongguan, China under a 12-year lease. This facility has approximately 5,000 square feet. The rental rate is approximately $1,565 monthly. The Company leases an apartment in the Nancheng District of Dongguan. The apartment is approximately 1,700 square feet. The lease rate is approximately $760 monthly, including all utilities and management fees. The apartment lease is renewed through January 31, 2019. The Company’s commitment for minimum lease payment under these operating leases as of October 31, 2016 for the next five years is as follow:

Year	Minimum lease payment

2017	$27,900
2018	27,900
2019	21,060
2020	18,780
2021 and after	131,460
Total	$227,100

Payables to Related Parties

During the year ended October 31, 2016, two shareholders loaned cash of $211,311 to the Company. As of the date of this report, the Company is still working with these shareholders on the terms of the loan. There are currently no claims against the Company on the outstanding amount $211,311.

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

During the year ended October 31, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of convertible preferred stock and 984 shares of preferred stock were converted to 984,000,000 shares of common stock. In addition, the Company issued 11,664 shares of convertible preferred stock to its employee and consultants for services rendered. These shares were value at $2,762,798 based on closing price of the underlying common stock if converted.

During the year ended October 31, 2016, 8 shares of preferred stock were retired and cancelled.

In February 2016, the Company issued 220 shares of preferred stock to an accredited investor in lieu of 220,000,000 shares of common stock sold in June 2015.

During the year ended October 31, 2016, the Company sold 586 shares of its preferred stock for $312,001. As of October 31, 2016, 54 of these shares had not been issued and were recorded as preferred stock to be issued. 581 shares of the shares sold were to two related parties. See Note 5 above for details.

In September 2016, the Company issued 10,000 shares of its Series A preferred stock to its Chief Executive Officer as a temporary issuance to obtain voting right. These shares were returned to the Company after October 31, 2016. See subsequent event note 9.

At October 31, 2016 and 2015, there were 15,063 and 2,945 shares issued and outstanding, respectively.

Common Stock

At October 31, 2016, the Company was authorized to issue up to 4,500,000,000 shares of its $0.001 common stock. Following the Reincorporation, as described in Note 9, the Company is authorized to issue an unlimited number of shares of its $0.001 common stock.

At October 31, 2016 and 2015, there were 4,199,880,936 and 3,829,346,478 shares issued and outstanding, respectively.

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

Fiscal year 2016:

During the year ended October 31, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of convertible preferred stock and 984 shares of preferred stock were converted to 984,000,000 shares of common stock. In addition, 201,000,000 shares owned by two shareholders were retired and cancelled.

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

During the year ended October 31, 2016, the Company issued 29,000,000 shares of common stock for consulting services rendered. The shares were valued at $81,600 based on the closing stock prices on the dates of the stock grants. In the Company’s April 2016 10-Q, the Company erroneously reported that they issued 358,000,000 shares of common stock to consultants for services rendered during the six months ended April 30, 2016. As described above, 279,000,000 of these shares of common stock were actually issued upon conversion of 279 shares of preferred stock during the six months ended April 30, 2016 and were improperly allocated as shares issued to consultants for services rendered in the April 2016 10-Q. Further, 50,000,000 shares of common stock previously described in the April 2016 10-Q as shares issued to consultants for services rendered were erroneously issued and have subsequently been cancelled.

In January 2016, the Company offered to issue 5,000,000 shares of its common stock upon appointment of a member of board of directors. The shares were valued at $0.0039 per shares at date of start. As of October 31, 2016, these shares had not been issued and the total amount of $19,500 was recorded as common stock to be issued.

During the year ended October 31, 2016, the Company issued 251,478,242 shares of common stock in consideration of cancellation of $86,371 of accrued interest and unpaid loan and payables. The Company did not receive any cash proceeds upon these issuances.

These issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

Options and Warrants

A summary of option activity during the years ended October 31, 2016 and 2015 are presented below:

	October 31, 2016			October 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	140,666,667	$0.0146	9.27	52,666,667	$0.08	6.42
Granted	100,000,000	0.004	10.00	138,000.000	0.0146	10.00
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	50,000,000	0.08	6.24
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	240,666,667	$0.01	8.78	140,666,667	$0.0146	9.27

Options exercisable at end of period	240,666,667	$0.01	8.78	140,666,667	$0.0146	9.27

A summary of warrant activity during the years ended October 31, 2016 and 2015 are presented below:

	October 31, 2016			October 31, 2015
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	5.39	4,000,000	$0.75	6.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of year	4,000,000	$0.75	4.39	4,000,000	$0.75	5.39

Warrants exercisable at end of year	–	$–	–	–	$–	–

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

In January 2016, the Company granted options to a new board member to purchase a total of 100,000,000 shares at an exercise price of $0.004 per share of its common stock for service rendered. These options vest in 2 equal amounts in July 2016 and January 2017, or upon an event of change of control and are exercisable within 10 years from the dates of vesting. The total estimated value using the Black-Scholes Model, based on the following variables, was $383,958.

Market Price: $0.0039

Exercise Price: $0.004

Term: 10 years

Volatility: 151%

Dividend Yield: 0

Risk Free Interest Rate: 2.0%

Due to an event of change of control occurred in September 2016, the option is fully vested and the total value of $383,958 was recorded as stock based compensation for the year ended October 31, 2016.

NOTE 9 – SUBSEQUENT EVENTS

Reincorporation into Wyoming

Effective January 27, 2017, the Company completed a change of domicile (the “Reincorporation”) to Wyoming from Nevada by means of a merger of Trans-Pacific Aerospace Company Inc., a Nevada corporation with and into the Company’s wholly-owned subsidiary, Trans-Pacific Aerospace Company, Inc., a Wyoming corporation.

Sale of Convertible Notes:

From December 2016 through January 2017, we issued $9,500 in convertible promissory notes. These notes are automatically convertible into Series C Preferred Stock at a price of $500 per share upon the effective date our reincorporation as a Wyoming corporation, which became effective on January 27, 2017. The terms of the Series C Preferred Stock have been approved by our board of directors and the shares of Series C Preferred Stock will be issued upon filing of Articles of Amendment with the Wyoming Secretary of State designating 100,000 shares of our preferred stock as Series C Preferred Stock, which filing is expected to occur in the last week of February 2017/ first week of March 2017. The Series C Preferred Stock will have a stated value of $500 per share. Holders of the Series C Preferred Stock will not any preferential dividend or liquidation rights or any conversion rights. However, on or after the six-month anniversary after the issuance date for any share of Series C Preferred (an “Issuance Date”), each holder of Series C Preferred Stock has the option to redeem the Series C Preferred at the Redemption Price which is (i) 125% of the Stated Value for the period beginning on the 6-month anniversary of the Issuance Date and ending 1-day prior to the 12-month anniversary of the Issuance Date; (ii) 150% of the Stated Value for the period beginning on the 12-month anniversary of the Issuance Date and ending 1-day prior to the 18-month anniversary of the Issuance Date and (iii) 200% of the Stated Value for the period beginning on the 18-month anniversary of the Issuance Date and any date thereafter.

Capital Stock Transactions:

1.	Since November 1, 2016, the Company has issued 159,000,000 shares of its common stock upon conversion of 159 shares of our preferred stock.
2.	In November, 2016, the Company sold 93 shares of its Series A preferred stock for an aggregate purchase price of $32,100, the proceeds of which will be used for general corporate purposes.
3.	On December 1, 2016, the Company issued 200 shares of its Series A preferred stock to our consultants in consideration of services rendered. These shares were valued at $120,000 based on the closing price of the underlying common stock.
4.	On December 1, 2016, the Company issued 16 shares of its Series A preferred stock for an aggregate purchase price of $6,000, the proceeds of which will be used for general corporate purposes.
5.	In December 2016, the Company issued 1,300 shares of its Series B preferred stock to its Chief Executive Officer in consideration of services rendered.
6.	In December 2016, the Company issued 200 shares of its Series B preferred stock to a director in consideration of services rendered.
7.	In September 2016, the Company issued 10,000 shares of its Series A preferred stock to its Chief Executive Officer as a temporary issuance to obtain voting right. These shares were returned to the Company after October 31, 2016.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of October 31, 2016 for the reasons described below.

Management’s report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 15a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal controls over financial reporting as of October 31, 2016 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2016, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2016.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of the date of this report are set forth below:

Name	Age	Position
William R. McKay	61	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer
Greg Archer	62	Director
Clairmont Griffith	55	Director

Mr. McKay has served as our president, chief executive officer, chief financial officer and chairman of our board of directors since February 1, 2010. Mr. McKay also serves as chief executive officer and a member of the board of managers of our 55%-owned subsidiary, Godfrey (China) Limited. From March 2009 through February 2010, Mr. McKay was the founder and chief executive officer of Harbin Aerospace Company, LLC, whose assets were acquired by us on February 1, 2010. Prior to forming Harbin, Mr. McKay was an aerospace industry consultant involved in aerospace projects in China and other aspects of the industry from 2008 to 2009. From 2006 to 2008, Mr. McKay served as chief operating officer for Acromil Corporation, an aerospace structural component manufacturing company. Prior to Acromil, Mr. McKay served from 1986 to 2006 in a variety of senior management roles with Southwest Products Company, a specialized engineering consulting firm and designer and manufacturer of plain spherical bearings used primarily in aerospace, naval and sophisticated commercial applications, most recently serving as a chief executive officer from 1991 to 2006. In May 2005, Southwest Products filed for protection under Chapter 11 of the U.S. Bankruptcy Code, which was converted to a Chapter 7 proceeding in July 2005. Mr. McKay was a personal guarantor of commercial loans by Southwest Products and upon Southwest Products’ bankruptcy was forced to seek protection under Chapter 7 of the U.S. Bankruptcy Code in July 2005. Mr. McKay received a bachelor of arts degree, a law degree and a masters of business administration from the University of Southern California. He is a member of the California State Bar.

Mr. Archer has served as a member of our board of directors since April 21, 2010. Mr. Archer has been engaged as a private investor since March 2010. Prior to March 2010, Mr. Archer was employed by Northrop Grumman Corporation in a variety of management positions over a 24-year period of time, most recently serving as director of procurement and global supply chain for the aerospace systems sector of Northrup Grumman from December 2002 to March 2010. Mr. Archer is a graduate of California State Polytechnic State University at Pomona.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;
•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;
•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Committee Interlocks and Insider Participation

No member of our board of directors is employed by us except for Mr. McKay, who is presently employed as our president, chief executive officer, and chief financial officer. None of our executive officers serve on the board of directors of another entity, whose executive officers serves on the compensation committee of our board of directors. None of our officers or employees participated in deliberations of our board of directors concerning executive officer compensation.

Code of Ethics

We have adopted a code of ethics for our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended October 31, 2016, no Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Audit Committee Financial Expert

We currently do not have an audit committee of our board of directors. As a result, our board has not determined any of its members to be audit committee financial experts.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officers during the fiscal year ended October 31, 2016 and 2015.

Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total (h)
William McKay,	2016	–	–	(1)	–	–	–
CEO, CFO	2015	–	–	–	1,460,000	–	1,460,000
(1)	In September 2016, we issued Mr. McKay 10,000 shares of series A preferred stock. This issuance was subsequently cancelled and the shares returned to treasury. Accordingly, this was not included as compensation for the year ended October 31, 2016.

The dollar amounts in columns (e) and (f) reflect the dollar amounts calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnotes 2 and 8 to our audited consolidated financial statements for the fiscal year ended October 31, 2016 and 2015.

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

Since April 2013, Mr. McKay has waived the salaries owed to him.

Outstanding Equity Awards at October 31, 2016

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)
William McKay	73,000,000	-	-	$0.0146	11/9/2024

2016 Director Compensation Table

The following table sets forth information concerning all cash and non-cash based compensation we paid to our directors during the fiscal year ended October 31, 2016. In reviewing the table, please note:

•	No information is provided for William McKay since all compensation paid to him for the 2016 fiscal year is included in the summary compensation table above.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Greg Archer			–				–
Kevin Gould (1)			–				–
Clairmont Griffith							–
Jason Wenig (2)		(3) $19,500	(4)$383,958				403,458

(1)	Resigned as a director on July 6, 2016
(2)	Resigned as a director on January 17, 2017.
(3)	In January 2016, we agreed to issue Mr. Wenig 5,000,000 shares of our common stock pursuant to a restricted stock grant, which shares have not been issued as of the date of this report.
(4)	In January 2016, we granted Mr. Wenig options to purchase 100,000,000 shares of our common stock in consideration of his appointment to our board of directors.

The dollar amounts in columns (c) and (d) reflect the dollar amounts of the awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation- Stock Compensation (“FASB ASC Topic 718”), and, therefore, may not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnote 2 and 8 to our audited financial statements for the fiscal year ended October 31, 2016.

Narrative Disclosure to 2016 Director Compensation Table

During the year ended October 31, 2016, the Company did not pay any other compensation to its board members.

Potential Payments upon Termination

Under the terms of Mr. McKay’s employment agreement, in the event of his termination by us without cause or by Mr. McKay for good reason (as such terms are defined in the agreement), he is entitled to a severance consisting of the payment of salary and continued plan benefits for the remainder of the one year term then in effect.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. McKay upon termination in various circumstances. The potential payment is based on the terms of Mr. McKay’s Employment Agreement discussed above.

Name	Potential Payment upon Termination (1)
William McKay	$180,000

(1)	Mr. McKay entitled to payment of salary for the remainder of the year then in effect.
(2)	Based on Mr. Mr. McKay’s current annual base salary of $180,000.

SEC Position on Certain Indemnification Arrangements

Our articles of incorporation allow us to indemnify our directors and officers to the fullest extent permitted under Wyoming law. Under Wyoming law, a corporation may indemnify any person who was or is threatened to be made a party to an action, including an action by or in the right of the corporation, because the person is or was a director, officer, employee or agent of the corporation or is or was serving in such capacity in another entity at the request of the corporation, against expenses, judgments, fines and amounts paid in settlement, if the person acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interest of the corporation, and with respect to any criminal action or proceeding had no reasonable cause to believe his action was unlawful. We intend to enter into agreements with the current members of our board of directors and certain other employees in which we agree to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Wyoming law, and to pay any and all related expenses reasonably incurred by the indemnitee.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us pursuant to the provisions contained in our amended and restated articles of incorporation, our amended and restated bylaws, Wyoming law or otherwise, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit, or proceeding, is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of this issue.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 1, 2017 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage Owned (2)	Number of Series A Preferred Shares Beneficially Owned	Percentage Owned (2)	Number of Series B Preferred Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)
William R. McKay	527,000,000 (4)	10.49%	454 (5)	8.95%	1,300	86.67	86.15%
Greg Archer	13,450,000 (6)	*	–(7)	–	–	–	*
Clairmont Griffith	844,000,000 (8)	15.80%	810	15.96%	200	13.33%	13.30%
All directors and officers as a group (3 persons)	1,384,450,000	23.53%	1,264	24.91%	1,500	100.00%	99.45%

________________________________

*Less than 1%

(1)	Unless otherwise noted, the address is 2975 Huntington Drive, Suite 107, San Marino, California 91108.
(2)	Based on 4,499,880,936 shares of common stock, 5,075 shares of Series A preferred stock, and 1,500 shares of Series B preferred stock issued and outstanding.
(3)	Holders of our common stock are entitled to one vote per share, for a total of 4,499,880,936 votes. Holders of our Series A preferred stock are entitled to the number of votes equal to the number of shares of common stock into which a share of Series A preferred stock could be converted. Each share of Series A preferred stock has a stated value of $400, which is convertible into shares of common stock at a fixed conversion price equal to $0.0004 per share. As such, each share of Series A preferred stock is convertible into 1,000,000 shares of common stock for a total of 1,000,000 votes per shares or 5,075,000,000 votes in the aggregate. Each share of Series B preferred stock is entitled to 100,000,000 votes per share or 1,500,000,000,000 votes in the aggregate. Accordingly, there are 1,509,574,880,936 votes outstanding as of February 1, 2017
(4)	Includes (i) 300,000,000 shares issuable upon conversion of Series A preferred stock held by Mr. McKay; (ii) 154,000,000 shares issuable upon conversion of Series A preferred stock held by Mr. McKay’s daughter and (iii) 73,000,000 shares issuable under presently exercisable options.
(5)	Includes 154 shares of Series A preferred stock held by Mr. McKay’s daughter.
(6)	Includes 11,000,000 shares issuable under presently exercisable options.
(7)	The board has authorized the issuance of 228.47 shares of Series A preferred stock and options to purchase 301 shares of Series A preferred stock. However, neither the shares nor the options referenced have been issued.
(8)	Includes (i) 810,000,000 shares issuable upon conversion of Series A preferred stock held by Mr. Griffith and (ii) 34,000,000 shares issuable under presently exercisable options.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from February 1, 2017, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within February 1, 2017.

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

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of October 31, 2016.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	–	$–	7,500,000
Equity compensation plans not approved by security holders (1) (2)	240,666,667	$0.01	(125,000)
Total	240,666,667	$0.01	7,625,000

(1)	Reflect non-plan options.
(2)	2013 Stock Incentive Plan. On November 23, 2013, our Board of Directors adopted the 2013 Stock Incentive Plan. The purpose of our 2013 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,500,000 shares, subject to adjustment. Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our Board of Directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the Board of Directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board of Directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan. Our Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest. As of October 31, 2016, we have issued 3,375,000 shares under this plan and no options have been issued under this plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of October 31, 2016 and 2015, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; The Company had receivables due to (from) HAC amounted to $1,217 and ($1,025) at October 31, 2016 and, respectively.

During the year ended October 31, 2016, the Company borrowed $179,379 from various shareholders under oral agreements. This amount bears no interest and is due on demand. In addition, a shareholder made repayment of $77,186 on behalf of the Company to pay off the Apollo Note as described in Note 6 below. The amount is recorded under related party payable and the amount bears no interest and is due on demand. In July 2016, $43,000 of the principal amount was converted to 97,217,391 shares of the Company’s common stock. As of October 31, 2016, the outstanding balance was $211,311.

As of October 31, 2016 and 2015, the total outstanding amount due to related parties was $61,217 and $58,975, respectively.

During the quarter ended October 31, 2016, the wife of our Chief Executive Officer purchased 177 shares of our Series A preferred stock in consideration of $92,500. As of October 31, 2016, 3 of these shares had not been issued and were recorded as preferred stock to be issued.

During the quarter ended October 31, 2016, the son of our Chief Executive Officer purchased 404 shares of our Series A preferred stock in consideration of $217,000. As of October 31, 2016, 51 of these shares had not been issued and were recorded as preferred stock to be issued.

In September 2016, the Company issued 10,000 shares of its Series A preferred stock to its Chief Executive Officer as a temporary issuance to obtain control and voting right in the Company to make certain board decision at the best interest of the Company. The shares were returned to the Company in subsequent period after the board decision has been made.

In September 2016, we entered into a consulting agreement (“Consulting Agreement”) with Woodward Global, Ltd. (“WG”), a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, our Chairman and CEO. Pursuant to the Consulting Agreement, we will provide consulting services to WG for a period of twelve (12) months for a total consideration of $2,000,000.

In December 2016, we issued 1,300 shares of our Series B preferred stock to our Chief Executive Officer in consideration of services rendered.

In December 2016, we issued 200 shares of our Series B preferred stock to a director in consideration of services rendered.

Director Independence

Our Board of Directors has determined that two of our directors, Greg Archer and Clairmont Griffith are “independent directors” as defined in Section 7 of the OTCQX Rules for U.S. Companies published by the OTC Markets Group. In making this determination, the Board of Directors considered all transactions set forth herein under this section “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the fiscal years ended October 31, 2016 and 2015 by our independent registered public accounting firm for such years, as of the filing dates, for the audit of our consolidated financial statements for the fiscal years ended October 31, 2016 and 2015, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

The following table presents fees billed by our auditors relate to the audits and reviews for the fiscal years ended October 31, 2016 and 2015.

	2016	2015
Audit Fees	$27,200	$23,970
Audit-Related Fees	–	–
Tax Fees	–	–
	$27,200	$23,970

Audit Committee Pre-Approval Policies

We do not have an audit committee of our board of directors. However, our board approves all audit fees, audit-related fees, tax fees and special engagement fees. Our board approved 100% of such fees for the fiscal year ended October 31, 2016.

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

Exhibit Index

Number	Exhibit Description	Method of Filing

2.1	Agreement and Plan of Merger by and Between Trans-Pacific Aerospace, Inc. (Nevada) and Trans-Pacific Aerospace, Inc. (Wyoming).	Incorporated by reference from the Registrant’s Information Statement on Form 14C filed on December 27, 2016.

3.1	Articles of Incorporation of Trans-Pacific Aerospace Company, Inc. (Wyoming)	Incorporated by reference from the Registrant’s Information Statement on Form 14C filed on December 27, 2016.

3.2	Bylaws of Trans-Pacific Aerospace Company, Inc. (Wyoming)	Incorporated by reference from the Registrant’s Information Statement on Form 14C filed on December 27, 2016.

3.3	Articles of Merger (Nevada)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 31, 2017.

3.4	Articles of Merger (Wyoming)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 31, 2017.
10.1	Agreement dated January 19, 2010 regarding formation of Godfrey (China) Limited*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on October 20, 2010.

10.2	Form of Series A Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.3	Form of Series B Warrant issued by Registrant to Harbin Aerospace Company, LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.4	Convertible Promissory Note dated February 1, 2010 issued by Registrant to Santa Anita Co., LLC.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 3, 2010.

10.5	Employment Agreement dated February 1, 2010 between Registrant and William McKay*	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on March 12, 2010.

Number	Exhibit Description	Method of Filing

10.6	Settlement Agreement and general Release dated January 30, 2013 between, among others, Registrant and Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

10.7	Amendment to Series A Common Stock Purchase Warrant dated January 31, 2013 held by Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

10.8	Amendment to Series B Common Stock Purchase Warrant dated January 31, 2013 held by Cardiff Partners, LLC	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on February 14, 2013.

10.9	2013 Stock Incentive Plan	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on February 13, 2014

21.1	List of subsidiaries of Registrant.	Filed electronically herewith.

23.1	Consent of TAAD, LLP	Filed electronically herewith.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	Filed electronically herewith.

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

____________________________

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

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Date: February 28, 2017	By:	/s/William Reed McKay
William Reed McKay
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Reed McKay	Chairman of the Board, Chief Executive Officer and Chief Financial Officer	February 28, 2017
William Reed McKay	(Principal Executive and Financial Officer)

/s/ Greg Archer	Director	February 28, 2017
Greg Archer

