Form 10-K/A
period 2016-10-31
Trans-Pacific Aerospace Company, Inc.
filed 2017-03-17
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3

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

EXPLANATORY NOTE:

This Amendment No. 3 to Annual Report on Form 10-K is being filed to correct the Number of Common Shares of Beneficial Ownership contained in the Beneficial Ownership Table under Item 12 in Part III which was contained in the Amendment No. 2 to Form 10-K filed on March 15, 2017 of Global Savings Organization; Accessity Global LDA and Nikki McKay, with corrections to Percentage Owned where required in such table. No other changes have been made to the Form 10-K originally filed on February 28, 2017 or the Amendment No. 2 to 10-K filed on March 15, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 1, 2017 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name and Address (1)	Number of Common Shares Beneficially Owned		Percentage Owned (2)	Number of Series A Preferred Shares Beneficially Owned	Percentage Owned (2)	Number of Series B Preferred Shares Beneficially Owned	Percentage Owned (2)	Percentage of Total Voting Power (3)
5% Stockholders:
Gobal Savings Organization (4)	1,200,000,000	(5)	21.05%	1,200	23.65%	–	–	*
Nikki McKay (6)	564,555,974	(7)	11.24%	524	10.33%	–	–	*
Daniel Desta (8)	506,000,000	(9)	10.11%	506	9.97%	–	–	*
Adam Geeb (10)	301,000,000	(11)	6.27%	301	5.93%	–	–	*
Lixin Chen (12)	300,000,000	(13)	6.25%	300	5.91%	–	–	*
Accessity Global LDA (14)	305,000,000	(15)	6.43%	240	4.73%	–	–	*
Dierctors and Named Executive Officers:
William R. McKay	527,000,000	(16)	10.49%	454 (17)	8.95%	1,300	86.67	86.15%
Greg Archer	13,450,000	(18)	*	– (19)	–	–	–	*
Clairmont Griffith	844,000,000	(20)	15.80%	810	15.96%	200	13.33%	13.30%
All directors and officers as a group (3 persons)	1,384,450,000		23.53%	1,264	24.91%	1,500	100.00%	99.45%

*Less than 1%

(1)	Unless otherwise noted, the address is 2975 Huntington Drive, Suite 107, San Marino, California 91108.
(2)	Based on 4,499,880,936 shares of common stock, 5,075 shares of Series A preferred stock, and 1,500 shares of Series B preferred stock issued and outstanding.
(3)	Holders of our common stock are entitled to one vote per share, for a total of 4,499,880,936 votes. Holders of our Series A preferred stock are entitled to the number of votes equal to the number of shares of common stock into which a share of Series A preferred stock could be converted. Each share of Series A preferred stock has a stated value of $400, which is convertible into shares of common stock at a fixed conversion price equal to $0.0004 per share. As such, each share of Series A preferred stock is convertible into 1,000,000 shares of common stock for a total of 1,000,000 votes per shares or 5,075,000,000 votes in the aggregate. Each share of Series B preferred stock is entitled to 100,000,000 votes per share or 1,500,000,000,000 votes in the aggregate. Accordingly, there are 1,509,574,880,936 votes outstanding as of February 1, 2017
(4)	The address is 100 International Drive, 23rd Floor, Baltimore, MD 21202.
(5)	Includes 1,200,000,000 shares issuable upon conversion of 1,200 shares of series A preferred stock.
(6)	The address is 777 Woodward Blvd., Pasadena, CA 91107.
(7)	Includes 524,000,000 shares issuable upon conversion of 524 shares of series A preferred stock.
(8)	The address is 7702 Lear Road, McClean VA 22102.
(9)	Includes 506,000,000 shares issuable upon conversion of 506 shares of series A preferred stock.
(10)	The address is 4004 Via Lucero #13, Santa Barbara, CA 93110.
(11)	Includes 301,000,000 shares issuable upon conversion of 506 shares of 301 shares of series A preferred stock.
(12)	The Address is Xuefu Kang LE Building, Jinhai GE 25G, Nanchan District, Shenzhen, Guangdong,China.
(13)	Includes 300,000,000 shares issuable upon conversion of 300 shares of series A preferred stock.
(14)	The address is 227-229 Rua Alm Sergio, Lam ON, KOK, 1B Macau.
(15)	Includes 240,000,000 shares issuable upon conversion of 240 shares of series A preferred stock.
(16)	Includes (i) 300,000,000 shares issuable upon conversion of Series A preferred stock held by Mr. McKay; (ii) 154,000,000 shares issuable upon conversion of Series A preferred stock held by Mr. McKay’s daughter; and (iii) 73,000,000 shares issuable under presently exercisable options.
(17)	Includes 154 shares of Series A preferred stock held by Mr. McKay’s daughter.
(18)	Includes 11,000,000 shares issuable under presently exercisable options.
(19)	The board has authorized the issuance of 228.47 shares of Series A preferred stock and options to purchase 301 shares of Series A preferred stock. However, neither the shares nor the options referenced have been issued.
(20)	Includes (i) 810,000,000 shares issuable upon conversion of Series A preferred stock held by Mr. Griffith and (ii) 34,000,000 shares issuable under presently exercisable options.

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Date: March 16, 2017	By:	/s/William Reed McKay
William Reed McKay
Chief Executive Officer

5