Form 10-Q
period 2017-01-31
Trans-Pacific Aerospace Company, Inc.
filed 2017-03-22
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Issuer’s telephone number: (626) 796-9804

________________________________________________

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

As of March 21, 2017, 4,808,880,936 shares of our common stock were outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

FORM 10-Q

January 31, 2017

PART 1 –FINANCIAL INFORMATION

Item 1. Financial Statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	January 31,	October 31,
	2017	2016
	(Unaudited)

ASSETS
Current assets
Cash	$16,484	$7,277
Advance to related party	20,803	–
Total current assets	37,287	7,277

Non-Current assets
Office equipment, net of accumulated depreciation of $6,207 and $5,906, respectively	2,199	2,500
Security deposit	1,584	1,584
Total non-current assets	3,783	4,084

Total assets	$41,070	$11,361

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$713,469	$713,469
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Other payables - related parties	61,217	61,217
Convertible note payable - Series C	9,500	–
Convertible note payable, currently in default	260,000	260,000
Total current liabilities	1,066,570	1,057,070

Total liabilities	1,066,570	1,057,070

Commitments and Contingencies
Payables to related parties	211,311	211,311

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized:
5,035 and 15,063 shares of Series A issued and outstanding at January 31, 2017 and October 31, 2016, respectively	5	15
1,500 and 0 shares of Series B issued and outstanding at January 31, 2017 and October 31, 2016, respectively	2	–
Common stock, par value $0.001, unlimited number of shares authorized 4,400,880,936 and 4,199,880,936 shares issued and outstanding at January 31, 2017 and October 31, 2016, respectively	4,400,880	4,199,880
Additional paid-in capital	20,529,428	20,584,870
Preferred stock to be issued	118,900	18,000
Common stock to be issued	83,593	83,593
Accumulated Deficit	(25,551,677)	(25,383,090)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	(418,869)	(496,732)
Non-controlling interest in subsidiary	(817,942)	(760,288)

Total stockholders' (deficit)	(1,236,811)	(1,257,020)

Total liabilities and stockholders' (deficit)	$41,070	$11,361

 See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended January 31,
	2017	2016
Operating expenses
Professional fees	4,585	2,875
Consulting	132,200	220,600
Other general and administrative	187,606	82,042

Total operating expenses	324,391	305,517

Operating loss from continuing operations	(324,391)	(305,517)

Interest expense, net	(4,550)	(31,050)
Other income - related party	102,700	–

Net loss from continuing operations	$(226,241)	$(336,567)

Discontinued operations
Net gain (loss) from discontinued operations	–	–

Loss before income taxes	(226,241)	(336,567)

Income taxes	–	–

Net Loss	(226,241)	(336,567)

Less: Loss attributable to non-controlling interest	(57,654)	$(23,750)

Net Loss attributable to the Company	$(168,587)	$(312,817)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.00)

Weighted average number of common hares outstanding, basic and diluted	4,343,562,255	3,506,900,273

 See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

					Additional	Common	Preferred	Non
	Preferred Stock		Common Stock		Paid-In	Stock	Stock	Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	To Be Issued	To Be Issued	Interest	Deficit	Total
Balances, October 31, 2015	2,945	$3	3,829,346,478	$3,829,346	$17,142,748	$86,093	$–	$(639,718)	$(20,814,980)	$(396,508)

Common stock converted to preferred stock	694	1	(692,943,784)	(692,944)	692,943	–	–	–	–	–

Preferred stock converted to common stock	(984)	(1)	984,000,000	984,000	(983,999)	–	–	–	–	–

Preferred stock issued for services & compensation	11,664	11	–	–	2,762,787	–	–	–	–	2,762,798

Preferred stock issued for cash	752	1.00	–	–	316,000	(22,000)	18,000	–	–	312,001

Common stock issued for services & compensation	–	–	29,000,000	29,000	52,600	19,500	–	–	–	101,100

Common stock issued upon conversion of loan and payables	–	–	251,478,242	251,478	(165,107)	–	–	–	–	86,371

Conversion of derivative liability to common stock	–	–	–	–	163,740	–	–	–	–	163,740

Amortization of stock option	–	–	–	–	383,958	–	–	–	–	383,958

Common stock retired	–	–	(201,000,000)	(201,000)	201,000	–	–	–	–	–

Preferred stock retired	(8)	–	–	–	–	–	–	–	–	–

Imputed interest	–	–	–	–	18,200	–	–	–	–	18,200

Loss on Minority interest	–	–	–	–	–	–	–	(120,570)	–	(120,570)

Net loss from continuing operations for the year ended October 31, 2016	–	–	–	–	–	–	–	–	(4,568,110)	(4,568,110)

Balances, October 31, 2016	15,063	$15	4,199,880,936	$4,199,880	$20,584,870	$83,593	$18,000	$(760,288)	$(25,383,090)	$(1,257,020)

Preferred stock converted to common stock	(244)	–	209,000,000	209,000	(209,000)	–	–	–	–	–

Preferred stock issued for services & compensation	1,700	2	–	–	134,998	–	–	–	–	135,000

Preferred stock issued for cash	16	–	–	–	6,000	–	100,900	–	–	106,900

Common stock retired	–	–	(8,000,000)	(8,000)	8,000	–	–	–	–	–

Preferred stock retired	(10,000)	(10)	–	–	10	–	–	–	–	–

Imputed interest	–	–	–	–	4,550	–	–	–	–	4,550

Loss on Minority interest	–	–	–	–	–	–	–	(57,654)	–	(57,654)

Net loss from continuing operations for the three months ended January 31, 2017	–	–	–	–	–	–	–	–	(168,587)	(168,587)

Balances, January 31, 2017 (unaudited)	6,535	$7	4,400,880,936	$4,400,880	$20,529,428	$83,593	$118,900	$(817,942)	$(25,551,677)	$(1,236,811)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net Loss	$(226,241)	$(336,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	135,000	204,000
Amortization of debt discount	–	25,000
Imputed interest expense	4,550	4,550
Depreciation expense	301	301
Change in operating assets and liabilities:
Prepaid and deferred expenses	–	792
Accrued interest payable	–	1,500
Net cash used in operating activities	(86,390)	(100,424)

Cash flows from investing activities
Advance to related party	(20,803)	–
Net cash used in investing activities	(20,803)	–

Cash flows from financing activities:
Preferred stock sold for cash	106,900	–
Convertible note issued for cash	9,500	–
Other payables - related parties	–	97,212
Net cash provided by financing activities	116,400	97,212

Net increase / decrease in cash	9,207	(3,212)
Cash, beginning of the period	7,277	6,833
Cash, end of the period	$16,484	$3,621

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Retirement of common shares	$8,000	$200,000

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Unaudited Consolidated Financial Statements

January 31, 2017

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $226,241 during the three months ended January 31, 2017, and an accumulated deficit of $25,551,677 at January 31, 2017. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended October 31, 2016, filed with the SEC on February 28, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at January 31, 2017 and October 31, 2016.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		January 31, 2017
	Carrying
	Value
	January 31,
	2017	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

		Fair Value Measurements at
		October 31, 2016
	Carrying
	Value
	October 31,
	2016	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

The Company believes that the market rate of interest as of January 31, 2017 and October 31, 2016 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at January 31, 2017 and October 31, 2016 due to short term maturity.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $4,923,456 as of October 31, 2016 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $4,923,456 will expire in various years through 2035. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of January 31, 2017, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were convertible notes, 5,035 shares of convertible preferred stock, 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 240,666,667 shares outstanding as of January 31, 2017 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Three Months Ended January 31,
	2017	2016
Net loss attributable to the Company	$(168,587)	(312,817)
Basic and diluted net loss from operations per share	$(0.00)	(0.00)
Weighted average number of common shares outstanding, basic and diluted	4,343,562,255	3,506,900,273

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

NOTE 3 – ACCOUNTS RECEIVABLE

The Company received the initial order from one customer for its spherical bearings in December 2015. The Company manufactured and delivered these bearings in March 2016. The Company recorded sales and accounts receivable of $109,140 and $0 for cost of sales due to all related costs and expenses were expensed in prior years. All accounts receivable are due 90 days from the date billed based on the Company’s collection policy and agreed by the customer. As of January 31, 2017 and October 31, 2016, the Company had accounts receivable balance of $0 and $0, net of allowance of bad debts of $109,140, respectively.

In May 2016, the Company entered into a Service Level Agreement with a Hong Kong entity pursuant to which it agreed to assist such Hong Kong entity to develop a market for medical, aerospace and other machined products in China and elsewhere. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grant such entity a license to market these products under the TPAC name. This agreement has a term of 10 years and be automatically renewable in annual periods unless terminated earlier. The Company shall be paid $1 million annually for time actually spent performing its duties under this Agreement. Further, the Hong Kong entity agreed to purchase from the Company all raw materials, tooling, machinery and equipment, blueprints, engineering, marketing, operations and management and all other services and supplies. The Company agreed not to solicit any employee or consultant of the Hong Kong entity for a period of 3 years following termination of the Agreement. The Company had not recognized any revenue related to this service level agreement as collectability is not reasonably assured.

In May 2016, the Company entered into a Licensing and Consulting Services Agreement with an Australian entity pursuant to which it agreed to assist such Australian entity to develop a market for aerospace bearings in Australia, Southern Asia (except China), Asia and Africa. The Company will assist such entity with the manufacture of these products to service these markets. The Company agreed to grant such entity a license to market these products under the name of TPAC Australia. This agreement has a term of 1 year and be automatically renewable in annual periods unless terminated earlier. The Company shall be paid $1 million annually for time actually spent performing its duties under this Agreement. The Company agreed not to solicit any employee or consultant of the Australian entity for a period of 3 years following termination of the Agreement. The Company had not recognized any revenue related to this service level agreement as collectability is not reasonably assured.

NOTE 4 – PROPERTY AND EQUIPMENT

As of January 31, 2017 and October 31, 2016, the Company had office equipment of $2,199 and 2,500, net of accumulated depreciation of $6,207 and $5,906, respectively. For the three months ended January 31, 2017 and 2016, the Company recorded depreciation expenses of $301 and $301, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of January 31, 2017 and October 31, 2016, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; The Company had receivables due to (from) HAC amounted to $1,217 and 1,217 at January 31, 2017 and October 31, 2016, respectively.

During the year ended October 31, 2016, the Company borrowed $179,379 from various shareholders under oral agreements. This amount bears no interest and is due on demand. In addition, a shareholder made repayment of $77,186 on behalf of the Company to pay off the Apollo Note as described in Note 6 below. The amount is recorded under related party payable and the amount bears no interest and is due on demand. In July 2016, $43,000 of the principal amount was converted to 97,217,391 shares of the Company’s common stock. As of January 31, 2017 and October 31, 2016, the outstanding balance was $211,311 and $211,311, respectively.

As of January 31, 2017 and October 31, 2016, the total outstanding amount due to related parties was $272,528 and $272,528, respectively. For the amount of $272,528 outstanding as of January 31, 2017 and October 31, 2016, $211,311 was owed to two shareholders as disclosed in Note 7, commitments and contingencies.

During the three months ended January 31, 2017, the Company advanced $20,803 to William McKay, the Company’s Chief Executive Officer, as short term loan. This amount bears no interest and is due on demand. As of January 31, 2017, the outstanding amount was $20,803.

During the year ended October 31, 2016, the wife of the Company’s Chief Executive Officer purchased 177 shares of its Series A preferred stock in consideration of $92,500. As of January 31, 2017, 3 of these shares had not been issued and were recorded as preferred stock to be issued.

During the year ended October 31, 2016 and the three months ended January 31, 2017, the son of the Company’s Chief Executive Officer purchased 778 shares of its Series A preferred stock in consideration of $317,900. As of January 31, 2017, 425 of these shares had not been issued and were recorded as preferred stock to be issued.

In September 2016, the Company issued 10,000 shares of its Series A preferred stock to its Chief Executive Officer as a temporary issuance to obtain voting right to make certain board decision at the best interest of the Company. These shares were returned to the Company in December 2016.

In December 2016, the Company issued 1,300 shares of its Series B preferred stock to its Chief Executive Officer in consideration of services rendered. These shares are not convertible or redeemable and have a stated value of $10 per share.

In December 2016, the Company issued 200 shares of its Series B preferred stock to a director in consideration of services rendered. These shares are not convertible or redeemable and have a stated value of $10 per share.

In September 2016, the Company entered into a consulting agreement (“Consulting Agreement”) with Woodward Global, Ltd. (“WG”), a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, the Company’s Chairman and CEO. Pursuant to the Consulting Agreement, the Company will provide consulting services to WG for a period of twelve (12) months for a total consideration of $2,000,000. However, due to the uncertainty on collectability, the Company will only record cash received as other income because providing consulting services is not within the normal course of the Company’s business. For the three months ended January 31, 2017, the Company collected and recorded $102,700 as other income.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the three months ended January 31, 2017 and 2016, the Company recorded imputed interest of $4,550 and $4,550, respectively.

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

From December 2016 through January 2017, the Company issued $9,500 in convertible promissory notes. These notes are automatically convertible into Series C Preferred Stock at a price of $500 per share upon the effective date our reincorporation as a Wyoming corporation, which became effective on January 27, 2017. The terms of the Series C Preferred Stock have been approved by our board of directors and the shares of Series C Preferred Stock will be issued upon filing of Articles of Amendment with the Wyoming Secretary of State designating 100,000 shares of our preferred stock as Series C Preferred Stock, which was filed on March 6, 2017. The Series C Preferred Stock will have a stated value of $500 per share. Holders of the Series C Preferred Stock will not have any preferential dividend or liquidation rights or any conversion rights. However, on or after the six-month anniversary after the issuance date for any share of Series C Preferred (an “Issuance Date”), each holder of Series C Preferred Stock has the option to redeem the Series C Preferred at the Redemption Price which is (i) 125% of the Stated Value for the period beginning on the 6-month anniversary of the Issuance Date and ending 1-day prior to the 12-month anniversary of the Issuance Date; (ii) 150% of the Stated Value for the period beginning on the 12-month anniversary of the Issuance Date and ending 1-day prior to the 18-month anniversary of the Issuance Date and (iii) 200% of the Stated Value for the period beginning on the 18-month anniversary of the Issuance Date and any date thereafter. As of January 31, 2017, the shares of Series C Preferred Stock had not been issued yet.

As of January 31, 2017 and October 31, 2016, the outstanding amount of the convertible notes was $9,500 and $0, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

On February 1, 2016, the Company entered into a consulting service agreement with Mr. Nicholas Nguyen for a period of 24 months. Upon execution of this agreement, the Company shall issue total of 100 shares of its convertible preferred stock as compensation for Mr. Nguyen’s services. All shares were fully vested at grant date and consulting expense of $600,000 was recorded for the year ended October 31, 2016. As of January 31, 2017, the shares had not been issued and the Company recorded accrued expense of $600,000.

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

On July 23, 2016, the Company entered into a business consultant agreement with Global Savings Organization pursuant to which GSO agreed to provide business campaign consulting services for the Company’s products for a six-month period. In consideration of GSO services, the Company agreed to issue GSO 1,000 shares of its series A preferred stock, of which 200 shares were to be issued upon execution of the agreement and 200 shares issued in each of the successive four months. The Company issued all the shares during the quarter ended October 31, 2016 and recorded a consulting fee of $700,000 in the year ended October 31, 2016. Further on November 29, 2016, the Company signed an addendum agreement with GSO to extend the service term for an additional one month from the original agreement date. Upon execution of the addendum agreement, the Company issued 200 shares of its Series A Convertible Preferred Stock to GSO and recorded $120,000 as consulting fee for the three months ended January 31, 2017.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. As of January 31, 2017 and October 31, 2016, the total accrued salaries owed to Mr. McKay were $0.

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expired November 30, 2012 and currently calls for monthly rental payments of $970 pursuant to a month to month agreement.

The Company leases a facility in Dongguan, China under a 12-year lease. This facility has approximately 5,000 square feet. The rental rate is approximately $1,565 monthly. The Company leases an apartment in the Nancheng District of Dongguan. The apartment is approximately 1,700 square feet. The lease rate is approximately $760 monthly, including all utilities and management fees. The apartment lease is renewed through January 31, 2019. The Company’s commitment for minimum lease payment under these operating leases as of January 31, 2017 for the next five years is as follows:

Year	Minimum lease payment

2018	$27,900
2019	27,900
2020	18,780
2021	18,780
2022 and after	126,765
Total	$220,125

Payables to Related Parties

During the year ended October 31, 2016, two shareholders loaned cash of $211,311 to the Company. As of the date of this report, the Company is still working with these shareholders on the terms of the loan. There are currently no claims against the Company on the outstanding amount of $211,311.

NOTE 8 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

Effective January 27, 2017, the Company completed a change of domicile (the “Reincorporation”) to Wyoming from Nevada by means of a merger of Trans-Pacific Aerospace Company Inc., a Nevada corporation with and into the Company’s wholly-owned subsidiary, Trans-Pacific Aerospace Company, Inc., a Wyoming corporation.

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock and has designated 20,000 as Series A Convertible Preferred Stock and 1,500 Series B Preferred Stock as described below:

Series A Convertible Preferred Stock

Series A Convertible Preferred Stock has the following characteristics:

i.	Each share of Series A Convertible Preferred Stock would be convertible into 1,000,000 shares of Common Stock at the shareholders’ option, subject to restrictions regarding timing, volume and common share availability.

ii.	In shareholder votes, each share of Series A Convertible Preferred Stock would have voting power equal to 1,000,000 shares of Common Stock.

During the year ended October 31, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of Series A Convertible Preferred Stock and 984 shares of Series A Convertible Preferred Stock were converted to 984,000,000 shares of common stock. In addition, the Company issued 11,664 shares of its Series A Convertible Preferred Stock to its employee and consultants for services rendered. These shares were valued at $2,762,798 based on closing price of the underlying common stock if converted.

During the year ended October 31, 2016, 8 shares of Series A Convertible Preferred Stock were retired and cancelled.

In February 2016, the Company issued 220 shares of its Series A Convertible Preferred Stock to an accredited investor in lieu of 220,000,000 shares of common stock sold in June 2015.

During the year ended October 31, 2016, the Company sold 586 shares of its Series A Convertible Preferred Stock for $312,001. As of October 31, 2016, 54 of these shares had not been issued and were recorded as preferred stock to be issued. 581 shares of the shares sold were to two related parties. See Note 5 above for details.

In September 2016, the Company issued 10,000 shares of its Series A Convertible Preferred Stock to its Chief Executive Officer as a temporary issuance to obtain voting right. These shares were returned to the Company in December 2016.

On December 1, 2016, the Company issued 200 shares of its Series A Convertible Preferred Stock to an consultant for service rendered. These shares were valued at $120,000 based on closing price of the underlying common stock if converted.

During the three months ended January 31, 2017, the Company sold 390 shares of its Series A Convertible Preferred Stock for $106,900. As of January 31, 2017, 374 of these shares had not been issued and were recorded as preferred stock to be issued. 374 shares of the shares sold were to a related party. See Note 5 above for details.

During the three months ended January 31, 2017, the Company issued 20 million shares of its common stock in exchange for retirement of 55 shares of its Series A Convertible Preferred Stock upon execution of a settlement agreement with a consultant. In addition, 189 shares of Series A Convertible Preferred Stock were converted to 189 million shares of common stock.

At January 31, 2017 and October 31, 2016, there were 5,035 and 15,063 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

i.	Shareholders of Series B Preferred Stock has no dividend rights, liquidation rights, conversion rights, or redemption rights.

ii.	In shareholder votes, each share of Series B Preferred Stock would have voting power equal to 100,000,000 shares of Common Stock.

In December 2016, the Company issued 1,500 shares of its Series B Preferred Stock to its Chief Executive Officer and a director in consideration of services rendered. These shares were recorded at its stated value of $10 per share.

At January 31, 2017 and October 31, 2016, there were 1,500 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

Common Stock

Following the Reincorporation, as described above, the Company is authorized to issue an unlimited number of shares of its $0.001 common stock.

At January 31, 2017 and October 31, 2016, there were 4,400,880,936 and 4,199,880,936 shares issued and outstanding, respectively.

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

In January 2016, the Company offered to issue 5,000,000 shares of its common stock upon appointment of a member of board of directors. The shares were valued at $0.0039 per shares at date of start. As of January 31, 2017, these shares had not been issued and the total amount of $19,500 was recorded as common stock to be issued.

During the year ended October 31, 2016, the Company issued 251,478,242 shares of common stock in consideration of cancellation of $86,371 of accrued interest and unpaid loan and payables. The Company did not receive any cash proceeds upon these issuances.

These issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

Fiscal year 2017:

During the three months ended January 31, 2017, the Company issued 20 million shares of its common stock in exchange for retirement of 55 shares of its Series A Convertible Preferred Stock upon execution of a settlement agreement with a consultant. In addition, 189 shares of Series A Convertible Preferred Stock were converted to 189 million shares of common stock.

These issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

Options and Warrants

A summary of option activity during the three months ended January 31, 2017 and the year ended October 31, 2016 are presented below:

	January 31, 2017			October 31, 2016
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	240,666,667	$0.01	8.78	140,666,667	$0.0146	9.27
Granted	–	–	–	100,000,000	0.004	10.00
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	240,666,667	$0.01	8.53	240,666,667	$0.01	8.78

Options exercisable at end of period	240,666,667	$0.01	8.53	240,666,667	$0.01	8.78

A summary of warrant activity during the three months ended January 31, 2017 and the year ended October 31, 2016 are presented below:

	January 31, 2017			October 31, 2016
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	4.39	4,000,000	$0.75	5.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	4,000,000	$0.75	4.14	4,000,000	$0.75	4.39

Warrants exercisable at end of period	–	$–	–	–	$–	–

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

In January 2016, the Company granted options to a new board member to purchase a total of 100,000,000 shares at an exercise price of $0.004 per share of its common stock for service rendered. These options vests in 2 equal amounts in July 2016 and January 2017, or upon an event of change of control and are exercisable within 10 years from the dates of vesting. The total estimated value using the Black-Scholes Model, based on the following variables, was $383,958.

Market Price:	$0.0039
Exercise Price:	$0.004
Term:	10 years
Volatility:	151%
Dividend Yield:	0
Risk Free Interest Rate:	2.0%

Due to an event of change of control occurred in September 2016, the option is fully vested and the total value of $383,958 was recorded as stock based compensation for the year ended October 31, 2016.

NOTE 9 – SUBSEQUENT EVENTS

1.	On March 6, 2017, the Company filed with the Wyoming Secretary of State Articles of Amendment to its Articles of Incorporation pursuant to which it established and designated 100,000 shares of Series C Preferred Stock (the “Series C Preferred”). The Series C Preferred Stock has a stated value of $500 per share. Holders of the Series C Preferred Stock will not receive any preferential dividend or liquidation rights or any conversion rights. However, on or after the six-month anniversary after the issuance date for any share of Series C Preferred Stock (an “Issuance Date”), each holder of Series C Preferred Stock has the option to redeem the Series C Preferred Stock at the Redemption Price which is (i) 125% of the Stated Value for the period beginning on the 6-month anniversary of the Issuance Date and ending 1-day prior to the 12-month anniversary of the Issuance Date; (ii) 150% of the Stated Value for the period beginning on the 12-month anniversary of the Issuance Date and ending 1-day prior to the 18-month anniversary of the Issuance Date and (iii) 200% of the Stated Value for the period beginning on the 18-month anniversary of the Issuance Date and any date thereafter.

2.	In March 2017, the Company has issued 358 million shares of its common stock upon conversion of 358 shares of its Series A Preferred Stock.

3.	In March 2017, the Company issued 311 shares of its Series A Preferred Stock to the son of its Chief Executive Officer. These shares were sold in prior periods for gross proceeds of $79,200.

4.	In March 2017, the Company issued 3 shares of its Series A Preferred Stock to the wife of its chief executive officer. These shares were sold in the period ended October 31, 2016 for gross proceeds of $1,768.

5.	In March 2017, the Company issued 5 shares of its Series A Preferred Stock to a former director in consideration of services previously rendered by him as a director.

6.	In March 2017, the Company issued 19 shares of its Series C Preferred Stock to three investors upon conversion of $9,500 in convertible notes previously issued to them. By their terms, the notes were to automatically convert into shares of the Company’s Series C Preferred Stock at a price of $500 per share upon the effective date of its reincorporation as a Wyoming corporation, which became effective on January 27, 2017. We did not receive any proceeds upon the issuance of these shares

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements; and the further approvals of regulatory authorities. There are several important factors that could cause our future results to differ materially from our forward-looking statement. Some of these important factors, but not necessarily all important factors, include our ability to acquire additional capital as and when needed; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions; and those other risks discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2016 filed with the Securities and Exchange Commission on February 28, 2017. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

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

Recent Developments

Change of Control. On September 8, 2016, William McKay, our President and Chief Executive Officer gained control of the Company via issuance of the 10,000 shares of Series A preferred stock issued to him. Following issuance of such shares, the Company had 3,920,880,936 shares of common stock and 14,421 shares of Series A preferred stock outstanding. Based on the current conversion price, each share of Series A preferred stock is entitled to 1 million votes per share. Accordingly, there were 18,341,880,936 votes outstanding voting together as a single class on September 8, 2016. The 10,000 shares of Series A preferred stock issued to Mr. McKay (along with the 300 shares of Series A preferred stock then held by him) provided him with approximately 56% of the total votes, resulting in change of control. The shares of Series A Preferred were issued to obtain voting control to make a certain board decision at the best interest of the Company. The shares were returned to the Company in the subsequent period after October 31, 2016. Prior to the issuance of the control block of Series A Preferred, no singular person had control of the Company, although the Series A Preferred as a class accounted for 53% of the total votes outstanding prior to the issuance of the 10,000 shares to Mr. McKay. The 1,300 shares of Series B preferred stock issued to Mr. McKay on November 30, 2016 (pursuant to which he received an additional 1.3 trillion votes) increased his voting control over the Company to approximately 86% based on 4,268,880,936, 14,959 and 1,500 shares of Common Stock, Series A preferred stock and Series B preferred stock outstanding, respectively on such date (and thus 1,519,227,880,936 outstanding on such date). Each share of Series B preferred stock is entitled to 100 million votes. On December 8, 2016, Mr. McKay cancelled and returned 10,000 shares of Series A preferred stock to treasury. However, he still retained approximately 86% of the outstanding voting control of the outstanding shares of the Company’s Common Stock, Series A preferred stock and Series B preferred stock voting together as a single class on such date.

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

Results of Operations

Three Months Ended January 31, 2017 and 2016

During the three months ended January 31, 2017, we incurred $324,391 of operating expenses compared to $305,517 during the three months ended January 31, 2016.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The slight increase in operating expenses for the three months ended January 31, 2017 compared to the same period in fiscal 2016 was primarily attributable to our significant decrease in consulting fees during the 2017 period which was offset by the increase in other general and administrative expenses during the 2016 period. However, we expect our operating expenses will significantly increase at such time as we commence the distribution of our spherical bearings.

During the three months ended January 31, 2017 and 2016, we incurred a net loss from operations of $226,241 and $336,567, respectively. The decrease was primarily attributable to the decrease in interest expense and recognition of other income resulting from providing consulting services to Woodward Global, Ltd., a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, the Company’s Chairman and CEO, during the 2017 period.

Our net loss was $226,241 and $336,567 for the three months ended January 31, 2017 and 2016, respectively. Our loss attributable to our non-controlling interest in our Godfrey subsidiary for the three months ended January 31, 2017 and 2016 was $57,654 and $23,750, respectively. Accordingly, the net loss attributable to us for the three months ended January 31, 2017 and 2016 was $168,587 and $312,817, respectively.

Financial Condition

Liquidity and Capital Resources

As of January 31, 2017, we had cash of $16,484 and a working capital deficit of $1,029,283.  At October 31, 2016, we had cash of $7,277 and a working capital deficit of $1,049,793.

Since January 31, 2017, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $1 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of January 31, 2017 due to certain material weakness in our internal control over financial reporting. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of January 31, 2017.

Changes in internal control over financial reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2017, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See our Current Report on Form 8-K dated March 6, 2017 and filed on Mach 9, 2017.
2.	In March 2017, the Company has issued 358 million shares of its common stock upon conversion of 358 shares of its Series A Convertible Preferred Stock. The issuances were exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act.
3.	In the three-month period ended January 31, 2017, the Company sold 390 shares of its Series A Convertible Preferred Stock to the son of its Chief Executive Officer for an aggregate purchase price of $106,900 (with the sale of 109 of such shares being previously reported in the Company’s annual report on Form 10-K for the year ended October 31, 2016). As of the date of this report, 63 of such sold shares have not been issued and have been recorded as preferred stock to be issued. The proceeds were used for working capital and general corporate purposes. The issuances are exempt under Section 4(a)(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

See our Current Report on Form 8-K dated March 6, 2017 and filed on Mach 9, 2017.

ITEM 6 – EXHIBITS

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

TRANS-PACIFIC AEROSPACE COMPANY, INC. (Registrant)
Dated:	March 22, 2017	By:	/s/ William Reed McKay.
William Reed McKay
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)

