Form 10-Q
period 2017-04-30
Trans-Pacific Aerospace Company, Inc.
filed 2017-06-19
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

_______________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of June 8, 2017, 6,505,445,849 shares of our common stock were outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

FORM 10-Q

April 30, 2017

PART I-- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	April 30,	October 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash	$8,865	$7,277
Inventories	4,760	–
Advance to related party	2,735	–
Prepaid expenses	5,000	–
Total current assets	21,360	7,277

Non-Current assets
Office equipment, net of accumulated depreciation of $6,508 and $5,906, respectively	1,898	2,500
Security deposit	1,584	1,584
Total non-current assets	3,482	4,084

Total assets	$24,842	$11,361

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$703,069	$713,469
Customer deposit	4,180	–
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	1,360	–
Other payables - related parties	60,000	61,217
Redeemable preferred stock - Series C	9,500	–
Convertible note payable, currently in default	260,000	260,000
Convertible note payable, net of discount of $37,500	45,500	–
Derivative liabilities - conversion option	139,914	–
Total current liabilities	1,245,907	1,057,070

Total liabilities	1,245,907	1,057,070

Commitments and Contingencies
Payables to related parties	211,311	211,311

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized:
4,695 and 15,063 shares of Series A issued and outstanding at April 30, 2017 and October 31, 2016, respectively	4	15
1,500 and 0 shares of Series B issued and outstanding at April 30, 2017 and October 31, 2016, respectively	2	–
Common stock, par value $0.001, unlimited number of shares authorized. 6,169,880,936 and 4,199,880,936 shares issued and outstanding at April 30, 2017 and October 31, 2016, respectively	6,169,880	4,199,880
Additional paid-in capital	19,499,678	20,584,870
Preferred stock to be issued	39,700	18,000
Common stock to be issued	64,093	83,593
Accumulated Deficit	(26,372,100)	(25,383,090)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	(598,743)	(496,732)
Non-controlling interest in subsidiary	(833,633)	(760,288)

Total stockholders' (deficit)	(1,432,376)	(1,257,020)
Total liabilities and stockholders' (deficit)	$24,842	$11,361

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2017	2016	2017	2016
Sales	$–	$109,140	$–	$109,140

Cost of sales	–	–	–	–

Gross profit	–	109,140	–	109,140

Operating expenses
Professional fees	16,465	20,240	21,050	23,115
Consulting	634,000	1,847,000	766,200	2,067,600
Other general and administrative	71,628	94,455	259,233	176,497

Total operating expenses	722,093	1,961,695	1,046,483	2,267,212

Operating loss from continuing operations	(722,093)	(1,852,555)	(1,046,483)	(2,158,072)

Gain on investment	1,089	–	1,089	–
Interest expense, net	(19,410)	(46,403)	(23,960)	(77,453)
Derivative expense	(77,058)	–	(77,058)	–
Change in fair value of derivative liabilities	(17,856)	–	(17,856)	–
Other income - related party	–	–	102,700	–

Net loss from continuing operations	$(835,328)	$(1,898,958)	$(1,061,568)	$(2,235,525)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	–	–

Loss before income taxes	(835,328)	(1,898,958)	(1,061,568)	(2,235,525)

Income taxes	(787)	–	(787)	–

Net Loss	$(836,115)	$(1,898,958)	$(1,062,355)	$(2,235,525)

Less: Loss attributable to non-controlling interest	(15,691)	(29,852)	(73,345)	(53,602)

Net Loss attributable to the Company	$(820,424)	$(1,869,106)	$(989,010)	$(2,181,923)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	5,020,566,329	3,095,436,027	4,673,538,395	3,303,428,943

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Common Stock To Be	Preferred Stock To Be	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Issued	Interest	Deficit	Total
Balances, October 31, 2015	2,945	$3	3,829,346,478	$3,829,346	$17,142,748	$86,093	$–	$(639,718)	$(20,814,980)	$(396,508)
Common stock converted to preferred stock	694	1	(692,943,784)	(692,944)	692,943	–	–	–	–	–
Preferred stock converted to common stock	(984)	(1)	984,000,000	984,000	(983,999)	–	–	–	–	–
Preferred stock issued for services & compensation	11,664	11	–	–	2,762,787	–	–	–	–	2,762,798
Common stock issued for cash	–	–	–	–	–	–	–	–	–	–
Preferred stock issued for cash	752	1.00	–	–	316,000	(22,000)	18,000	–	–	312,001
Stocks issued in lieu of finders fees	–	–	–	–	–	–	–	–	–	–
Common stock issued for services & compensation	–	–	29,000,000	29,000	52,600	19,500	–	–	–	101,100
Common stock issued upon conversion of loan and payables	–	–	251,478,242	251,478	(165,107)	–	–	–	–	86,371
Conversion of derivative liability to common stock	–	–	–	–	163,740	–	–	–	–	163,740
Amortization of stock option	–	–	–	–	383,958	–	–	–	–	383,958
Common stock retired	–	–	(201,000,000)	(201,000)	201,000	–	–	–	–	–
Preferred stock retired	(8)	–	–	–	–	–	–	–	–	–
Imputed interest	–	–	–	–	18,200	–	–	–	–	18,200
Note discount	–	–	–	–	–	–	–	–	–	–
Loss on Minority interest	–	–	–	–	–	–	–	(120,570)	–	(120,570)
Net loss from continuing operations for the year ended October 31, 2016	–	–	–	–	–	–	–	–	(4,568,110)	(4,568,110)
Balances, October 31, 2016	15,063	$15	$4,199,880,936	$4,199,880	$20,584,870	$83,593	$18,000	$(760,288)	$(25,383,090)	$(1,257,020)
Common stock converted to preferred stock	–	–	–	–	–	–	–	–	–	–
Preferred stock converted to common stock	(1,903)	(2)	1,868,000,000	1,868,000	(1,867,998)	–	–	–	–	–
Preferred stock issued for services & compensation	2,700	3	–	–	734,996	–	–	–	–	734,999
Common stock issued for cash	–	–	60,000,000	60,000	(54,000)	–	–	–	–	6,000
Preferred stock issued for cash	335	–	–	–	104,700	(19,500)	21,700	–	–	106,900
Common stock issued for services & compensation	–	–	50,000,000	50,000	(20,000)	–	–	–	–	30,000
Common stock retired	–	–	(8,000,000)	(8,000)	8,000	–	–	–	–	–
Preferred stock retired	(10,000)	(10)	–	–	10	–	–	–	–	–
Imputed interest	–	–	–	–	9,100	–	–	–	–	9,100
Loss on Minority interest	–	–	–	–	–	–	–	(73,345)	–	(73,345)
Net loss from continuing operations for the six months ended April 30, 2017	–	–	–	–	–	–	–	–	(989,010)	(989,010)
Balances, April 30, 2017 (unaudited)	6,195	$6	$6,169,880,936	$6,169,880	$19,499,678	$64,093	$39,700	$(833,633)	$(26,372,100)	$(1,432,376)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net Loss	$(1,062,355)	$(2,235,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	764,999	1,624,000
Amortization of debt discount	7,500	41,667
Imputed interest expense	9,100	9,100
Change in fair value of derivative liabilities	17,856	–
Derivative expense	77,058	–
Interest paid by shareholder	–	27,186
Depreciation expense	602	602
Change in operating assets and liabilities:
Accounts receivable	–	(109,140)
Inventories	(4,760)	–
Prepaid and deferred expenses	(5,000)	1,584
Accounts payable and accrued expenses	(10,400)	419,000
Customer deposit	4,180	–
Accrued interest payable	1,360	(500)
Net cash used in operating activities	(199,860)	(222,026)

Cash flows from investing activities
Other receivable - related parties	(2,735)	–
Net cash used in investing activities	(2,735)	–

Cash flows from financing activities:
Common stock issued for cash	6,000	–
Preferred stock sold for cash	106,900	47,000
Convertible note issued for cash	92,500	–
Other payables - related parties	(1,217)	171,611
Net cash provided by financing activities	204,183	218,611

Net increase / decrease in cash	1,588	(3,415)
Cash, beginning of the period	7,277	6,833

Cash, end of the period	$8,865	$3,418

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Conversion of convertible notes to Series C Preferred Stock	$9,500	$–
Retirement of common shares	$8,000	$201,000
Note and interest paid by shareholder	$–	$77,186
Derivative liabilities	$139,914	$–
Acquisition of ownership interest in Godfrey	$–	$–

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Unaudited Consolidated Financial Statements

April 30, 2017

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

The Company is expanding its business, by designing and distributing E-transport vehicles, including but not limited to electric bikes, scooters, tricycles, cars, buses and trucks. The Company holds global distribution rights for certain E-transport vehicles. The Company has received purchase orders and pre-orders for E-transport vehicles from the United States and certain African nations and the Company is developing a distribution network in the USA and Africa. The Company has not recognized and booked any revenue from the sale of E-transport vehicles. The Company is in discussions for the distribution of E-transport vehicles in Australia and New Zealand.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $1,061,568 during the six months ended April 30, 2017, and an accumulated deficit of $26,372,100 at April 30, 2017. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at April 30, 2017 and October 31, 2016.

Inventories

Inventories consist of e-bikes and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of April 30, 2017 and October 31, 2016, the Company determined that no reserves for obsolescence were necessary.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		April 30, 2017
	Carrying
	Value
	April 30,
	2017	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000
Convertible notes payable, net	$45,500	$–	$–	$45,500
Derivative liabilities	$139,914	$–	$–	$139,914

		Fair Value Measurements at
		October 31, 2016
	Carrying
	Value
	October 31,
	2016	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

The Company believes that the market rate of interest as of April 30, 2017 and October 31, 2016 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at April 30, 2017 and October 31, 2016 due to short term maturity.

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

The Company received initial orders for electric bikes from certain related parties in April 2017. The Company recognizes revenue on sales of bikes when the goods are delivered and title to the goods passes to the customer provided that: (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) cash is collected. As of April 30, 2017, the Company had not recorded any revenue from sale of bikes.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of April 30, 2017, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were convertible notes, 5,035 shares of convertible preferred stock, 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 240,666,667 shares outstanding as of April 30, 2017 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Six months Ended April 30,
	2017	2016

Net loss attributable to the Company	$(989,010)	(2,181,923)

Basic and diluted net loss from operations per share	$(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,673,538,395	3,303,428,943

Recently Adopted and Recently Enacted Accounting Pronouncements

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

NOTE 3 – ACCOUNTS RECEIVABLE

The Company received the initial order from one customer for its spherical bearings in December 2015. The Company manufactured and delivered these bearings in March 2016. The Company recorded sales and accounts receivable of $109,140 and $0 for cost of sales due to all related costs and expenses were expensed in prior years. All accounts receivable are due 90 days from the date billed based on the Company’s collection policy and agreed by the customer. As of April 30, 2017 and October 31, 2016, the Company had accounts receivable balance of $0 and $0, net of allowance of bad debts of $109,140, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of April 30, 2017 and October 31, 2016, the Company had office equipment of $1,898 and 2,500, net of accumulated depreciation of $6,508 and $5,906, respectively. For the six months ended April 30, 2017 and 2016, the Company recorded depreciation expenses of $602 and $602, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of April 30, 2017 and October 31, 2016, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; The Company had receivables due to (from) HAC amounted to $0 and 1,217 at April 30, 2017 and October 31, 2016, respectively.

During the year ended October 31, 2016, the Company borrowed $179,379 from various shareholders under oral agreements. This amount bears no interest and is due on demand. In addition, a shareholder made repayment of $77,186 on behalf of the Company to pay off the Apollo Note as described in Note 6 below. The amount is recorded under related party payable and the amount bears no interest and is due on demand. In July 2016, $43,000 of the principal amount was converted to 97,217,391 shares of the Company’s common stock. As of April 30, 2017 and October 31, 2016, the outstanding balance was $211,311 and $211,311, respectively.

As of April 30, 2017 and October 31, 2016, the total outstanding amount due to related parties was $272,311 and $272,528, respectively. For the amount outstanding as of April 30, 2017 and October 31, 2016, $211,311 was owed to two shareholders as disclosed in Note 7, commitments and contingencies.

During the six months ended April 30, 2017, the Company advanced $20,803 to William McKay, the Company’s Chief Executive Officer, as short term loan. This amount bears no interest and is due on demand. As of April 30, 2017, the outstanding amount was $2,735.

During the year ended October 31, 2016, the wife of the Company’s Chief Executive Officer purchased 177 shares of its Series A preferred stock in consideration of $92,500. As of April 30, 2017, all of these shares had been issued.

During the year ended October 31, 2016 and the six months ended April 30, 2017, the son of the Company’s Chief Executive Officer purchased 788 shares of its Series A preferred stock in consideration of $317,900. As of April 30, 2017, 124 of these shares had not been issued and were recorded as preferred stock to be issued.

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

In September 2016, the Company entered into a consulting agreement (“Consulting Agreement”) with Woodward Global, Ltd. (“WG”), a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, the Company’s Chairman and CEO. Pursuant to the Consulting Agreement, the Company will provide consulting services to WG for a period of twelve (12) months for a total consideration of $2,000,000. However, due to the uncertainty on collectability, the Company will only record cash received as other income because providing consulting services is not within the normal course of the Company’s business. For the six months ended April 30, 2017, the Company collected and recorded $102,700 as other income.

In April 2017, the Company issued 1,000 shares of its Series A Convertible Preferred Stock to Angus McKay, son of William McKay, the CEO of the Company, upon execution of a consulting services agreement. These shares were valued at $600,000 based on closing price of the underlying common stock if converted.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. The note is now currently in default. For the six months ended April 30, 2017 and 2016, the Company recorded imputed interest of $9,100 and $9,100, respectively.

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

From December 2016 through January 2017, the Company issued $9,500 in convertible promissory notes. These notes are automatically convertible into Series C Preferred Stock at a price of $500 per share upon the effective date our reincorporation as a Wyoming corporation, which became effective on January 27, 2017. The terms of the Series C Preferred Stock have been approved by our board of directors and the shares of Series C Preferred Stock will be issued upon filing of Articles of Amendment with the Wyoming Secretary of State designating 100,000 shares of our preferred stock as Series C Preferred Stock, which was filed on March 6, 2017. The Series C Preferred Stock will have a stated value of $500 per share. Holders of the Series C Preferred Stock will not have any preferential dividend or liquidation rights or any conversion rights. However, on or after the six-month anniversary after the issuance date for any share of Series C Preferred (an “Issuance Date”), each holder of Series C Preferred Stock has the option to redeem the Series C Preferred at the Redemption Price which is (i) 125% of the Stated Value for the period beginning on the 6-month anniversary of the Issuance Date and ending 1-day prior to the 12-month anniversary of the Issuance Date; (ii) 150% of the Stated Value for the period beginning on the 12-month anniversary of the Issuance Date and ending 1-day prior to the 18-month anniversary of the Issuance Date and (iii) 200% of the Stated Value for the period beginning on the 18-month anniversary of the Issuance Date and any date thereafter. As of April 30, 2017, the shares of Series C Preferred Stock had been issued and recorded as current liabilities, redeemable preferred stock – Series C.

In March 2017, the Company entered into a Securities Purchase Agreement with Crown Bridge Partners, LLC, pursuant to which the Company sold an 8% Convertible Promissory Note with an original principal amount of $45,000 (the “Crown Bridge Note 2”). The principal amount consists of a consideration of $39,000 plus $6,000 OID. The maturity date shall be 12 months from the issue date. The Crown Bridge Note 2 is convertible anytime into the Company’s common stock at a price equal to lesser of $0.00018 or 40% multiplied by the lowest trading price on the OTCQB or other applicable principal trading market during the 20 trading days prior to the conversion date.

The Company analyzed the conversion option of the Crown Bridge Note 2 for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liability on the agreement date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Crown Bridge Note 2 issued. The Company then calculated the fair value of the conversion option and discount on the Crown Bridge Note 2. For the six months ended April 30, 2017, the Company recorded a total of $94,914 as derivative expense and change in fair value of derivative liabilities and a note discount of $45,000 for the Crown Bridge Note 2.

In March 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group, pursuant to which the Company sold an 12% Convertible Promissory Note with an original principal amount of $38,000 (the “Power Up Note”). The maturity date is December 5, 2017 and is convertible beginning on the 180th day into the Company’s common stock at a price equal to 58% multiplied by the average of the lowest three trading price on the OTCQB or other applicable principal trading market during the 15 trading days prior to the conversion date.

The Company analyzed the conversion option of the Power Up Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liability beginning on the 180th day due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Power Up Note issued.

As of April 30, 2017 and October 31, 2016, the outstanding amount of the convertible notes was $45,500 and $9,500, net of note discount of $37,500 and $0, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

On February 1, 2016, the Company entered into a consulting service agreement with Mr. Nicholas Nguyen for a period of 24 months. Upon execution of this agreement, the Company shall issue total of 100 shares of its convertible preferred stock as compensation for Mr. Nguyen’s services. All shares were fully vested at grant date and consulting expense of $600,000 was recorded for the year ended October 31, 2016. As of April 30, 2017, the shares had not been issued and the Company recorded accrued expense of $600,000.

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

On July 23, 2016, the Company entered into a business consultant agreement with Global Savings Organization pursuant to which GSO agreed to provide business campaign consulting services for the Company’s products for a six-month period. In consideration of GSO services, the Company agreed to issue GSO 1,000 shares of its series A preferred stock, of which 200 shares were to be issued upon execution of the agreement and 200 shares issued in each of the successive four months. The Company issued all the shares during the quarter ended October 31, 2016 and recorded a consulting fee of $700,000 in the year ended October 31, 2016. Further on November 29, 2016, the Company signed an addendum agreement with GSO to extend the service term for an additional one month from the original agreement date. Upon execution of the addendum agreement, the Company issued 200 shares of its Series A Convertible Preferred Stock to GSO and recorded $120,000 as consulting fee for the six months ended April 30, 2017.

In September 2016, the Company entered into a consulting agreement (“Consulitng Agreement”) with Woodward Global, Ltd. (“WG”), a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, our Chairman and CEO. Pursuant to the Consulting Agreement, we will provide consulting services to WG for a period of twelve (12) months for a total consideration of $2,000,000.

In April 2017, the Company issued 1,000 shares of its Series A Convertible Preferred Stock to Mr. Angus McKay, son of William R. McKay, our Chairman and CEO, upon execution of a consulting agreement. Pursuant to the agreement, Angus will provide consulting services with regard to the management of Export-Import affairs for the Company for a minimum period of twelve months.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. As of April 30, 2017 and October 31, 2016, the total accrued salaries owed to Mr. McKay were $0.

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expired November 30, 2012 and currently calls for monthly rental payments of $970 pursuant to a month to month agreement.

The Company leases a facility in Dongguan, China under a 12-year lease. This facility has approximately 5,000 square feet. The rental rate is approximately $1,565 monthly. The Company leases an apartment in the Nancheng District of Dongguan. The apartment is approximately 1,700 square feet. The lease rate is approximately $760 monthly, including all utilities and management fees. The apartment lease is renewed through January 31, 2019. The Company’s commitment for minimum lease payment under these operating leases as of April 30, 2017 for the next five years is as follow:

Year	Minimum lease payment

2018	$27,900
2019	25,620
2020	18,780
2021	18,780
2022 and after	126,765
Total	$217,845

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

The Company is authorized to issue up to 5,000,000 shares of its $0.001 preferred stock and has designated 20,000 as Series A Convertible Preferred Stock, 1,500 Series B Preferred Stock and 100,000 shares of Series C Preferred Stock, as described below:

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

In April 2017, the Company issued 1,000 shares of its Series A Convertible Preferred Stock to Angus McKay, son of William McKay, the CEO of the Company, upon execution of a consulting services agreement. These shares were valued at $600,000 based on closing price of the underlying common stock if converted.

During the six months ended April 30, 2017, the Company sold 400 shares of its Series A Convertible Preferred Stock for $106,900. As of April 30, 2017, 124 of these shares had not been issued and were recorded as preferred stock to be issued. 384 shares of the shares sold were to a related party. See Note 5 above for details.

During the six months ended April 30, 2017, the Company issued 20 million shares of its common stock in exchange for retirement of 55 shares of its Series A Convertible Preferred Stock upon execution of a settlement agreement with a consultant. In addition, 1,848 shares of Series A Convertible Preferred Stock were converted to 1,848 million shares of common stock.

In January 2016, the Company offered to issue 5,000,000 shares of its common stock upon appointment of a member of board of directors. The shares were valued at $0.0039 per shares at date of start. In March 2017, 5 shares of Series A convertible preferred stock were issued in lieu of 5 million shares of common stock.

At April 30, 2017 and October 31, 2016, there were 4,695 and 15,063 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

i.	Shareholders of Series B Preferred Stock have no dividend rights, liquidation rights, conversion rights, or redemption rights.
ii.	In shareholder votes, each share of Series B Preferred Stock would have voting power equal to 100,000,000 shares of Common Stock.

In December 2016, the Company issued 1,500 shares of its Series B Preferred Stock to its Chief Executive Officer and a director in consideration of services rendered. These shares were recorded at its stated value of $10 per share.

At April 30, 2017 and October 31, 2016, there were 1,500 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

Series C Preferred Stock

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

As the Series C Preferred Stock is redeemable beginning on the 6-month anniversary, the Company determined that it should be recorded as current liability. As of April 30, 2017, the Company recorded $9,500 as redeemable preferred stock – Series C.

Common Stock

Following the Reincorporation, as described above, the Company is authorized to issue an unlimited number of shares of its $0.001 common stock.

At April 30, 2017 and October 31, 2016, there were 6,169,880,936 and 4,199,880,936 shares issued and outstanding, respectively.

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

In January 2016, the Company offered to issue 5,000,000 shares of its common stock upon appointment of a member of board of directors. The shares were valued at $0.0039 per shares at date of start. In March 2017, 5 shares of Series A preferred stock were issued in lieu of 5 million shares of common stock.

During the year ended October 31, 2016, the Company issued 251,478,242 shares of common stock in consideration of cancellation of $86,371 of accrued interest and unpaid loan and payables. The Company did not receive any cash proceeds upon these issuances.

These issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

Fiscal year 2017:

During the six months ended April 30, 2017, the Company issued 20 million shares of its common stock in exchange for retirement of 55 shares of its Series A Convertible Preferred Stock upon execution of a settlement agreement with a consultant. In addition, 1,848 shares of Series A Convertible Preferred Stock were converted to 1,848 million shares of common stock and 8,000,000 shares were retired and cancelled.

In March 2017, the Company issued 50,000,000 shares of common stock for consulting services rendered. The shares were valued at $30,000 based on the closing stock prices on the dates of the stock grants.

In April 2017, the Company issued 60,000,000 shares of common stock for cash of $6,000.

These issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

Options and Warrants

A summary of option activity during the six months ended April 30, 2017 and the year ended October 31, 2016 are presented below:

	April 30, 2017			October 31, 2016
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	240,666,667	$0.01	8.78	140,666,667	$0.0146	9.27
Granted	–	–	–	100,000,000	0.004	10.00
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	240,666,667	$0.01	8.28	240,666,667	$0.01	8.78

Options exercisable at end of period	240,666,667	$0.01	8.28	240,666,667	$0.01	8.78

A summary of warrant activity during the six months ended April 30, 2017 and the year ended October 31, 2016 are presented below:

	April 30, 2017			October 31, 2016
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	4.39	4,000,000	$0.75	5.39
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	4,000,000	$0.75	3.89	4,000,000	$0.75	4.39

Warrants exercisable at end of period	–	$–	–	–	$–	–

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

NOTE 9 – SUBSEQUENT EVENTS

1.	In May 2017, the Company issued 335,964,913 shares of it common stock upon conversion of $30,000 of convertible notes.

2.	On May 18, 2017, the Company’s Board of Directors adopted the 2017 Stock Incentive Plan. The purpose of the 2017 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 1,860,000,000 shares, subject to adjustment. The Company’s Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our Board of Directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the Board of Directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by the Company’s Board of Directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company. In the event that the Company’s outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan. The Company’s Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest.

3.	On May 18, 2017, the Company’s Board of Directors authorized the issuance of 310,000,000 shares of common stock to a service provider for services rendered under the 2017 Stock Incentive Plan. As of the date of this report, these shares had not been issued.

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

Expansion of Business. The Company is expanding its business, by designing and distributing E-transport vehicles, including but not limited to electric bikes, scooters, tricycles, cars, buses and trucks. The Company holds global distribution rights for certain E-transport vehicles. The Company has received purchase orders and pre-orders for E-transport vehicles from the United States and certain African nations and the Company is developing a distribution network in the USA and Africa. The Company has not recognized any revenue from the sale of E-transport vehicles. The Company is in discussions for the distribution of E-transport vehicles in Australia and New Zealand.

The Company continues to be engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.

Results of Operations

Six Months Ended April 30, 2017 and 2016

During the six months ended April 30, 2017, we incurred $1,046,483 of operating expenses compared to $2,267,212 during the six months ended April 30, 2016.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The decrease in operating expenses for the six months ended April 30, 2017 compared to the same period in fiscal 2016 was primarily attributable to our significant decrease in consulting fees during the 2017 period. However, we expect our operating expenses will significantly increase at such time as we commence the distribution of our spherical bearings and as we increase our distribution of e-transport vehicles.

During the six months ended April 30, 2017 and 2016, we incurred a net loss from operations of $1,062,355 and $2,235,525, respectively. The decrease was primarily attributable to the significant decrease in consulting fees with an increase in interest expense, derivative expense, and recognition of other income resulting from providing consulting services to Woodward Global, Ltd., a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, the Company’s Chairman and CEO, during the 2017 period.

Our net loss was $1,062,355 and $2,235,525 for the six months ended April 30, 2017 and 2016, respectively. Our loss attributable to our non-controlling interest in our Godfrey subsidiary for the six months ended April 30, 2017 and 2016 was $73,345 and $53,602, respectively. Accordingly, the net loss attributable to us for the six months ended April 30, 2017 and 2016 was $989,010 and $2,181,923, respectively.

Financial Condition

Liquidity and Capital Resources

As of April 30, 2017, we had cash of $8,865 and a working capital deficit of $1,224,547.  At October 31, 2016, we had cash of $7,277 and a working capital deficit of $1,049,793.

Our net cash used in operating activities for the six months ended April 30, 2017 was $199,859, consisting primarily of our net loss of $1,061,550 an increases in inventories, prepaid and deferred expenses and accounts payable and accrued expenses of $1,460, $5,000 and $10,400, respectively, which amounts were offset by stock based compensation of $765,000, amortization of debt discount of $7,500, imputed interest expense of $9,100, change in fair value of derivative liabilities of $17,656, derivative expense of $77,058, customer deposit of $75 and accrued interest payable of $1,360. Our net cash used in operating activities for the six months ended April 30, 2016 was $222,026, consisting primarily of our net loss of $1,796,525 an increase in accounts receivable of $109,140 and a decrease in accrued interest payable of $500, which amounts were offset by stock based compensation of $1,604,000, amortization of debt discount of $41,667, imputed interest expense of $9,100, depreciation expense of $602 and prepaid debt and deferred expenses of $1,584.

We had net cash used in investing activities of $2,735 in the six months ended April 30, 2017 from an other receivable from a related party. We did not have any cash flows from investing activities during the six months ended April 30, 2016.

Our net cash provided by financing activities for the six months ended April 30, 2017 was 204,182 consisting of $6,000 for common stock sold for cash, $106,900 for the sale of preferred stock for cash, and $92,500 for the sale of convertible notes for cash, which amounts were offset by $1,217 of payments to related parties. Our net cash provided by financing activities in the six months ended April 30, 2016 was $218,611 consisting of $47,000 from the sale of preferred stock and $171,611 in other payables from related parties.

Since April 30, 2017, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $1 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2017 due to certain material weakness in our internal control over financial reporting. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of April 30, 2017.

Changes in internal control over financial reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See our Current Report on Form 8-K dated March 6, 2017 and filed on March 9, 2017.
2.	On March 1, 2017, we issued an 8% Convertible Promissory Note in the amount of $45,000 for net proceeds of $39,000 to an accredited investor. The note has a maturity date of 12 months and is convertible into common stock at the less of $0.00018 or 40% of the lowest trading price during the 20 trading days prior to conversion. The proceeds were used for working capital and general corporate purposes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
3.	On March 3, 2017, we issued an 12% Convertible Promissory Note in the amount of $38,000 for net proceeds of $38,000 to an accredited investor. The note has a maturity date of December 5, 2017 and is convertible on the 180th day following issuance at a equal to 58% of the lowest trading price on the 15 trading days prior to conversion. The proceeds were used for working capital and general corporate purposes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
4.	From March 15, 2017 to April 20, 2017, the Company has issued 1.4 billion shares of its common stock upon conversion of 1,400 shares of its Series A Convertible Preferred Stock. The issuances were exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933
5.	On March 20, 2017, we issued 50,000,000 shares of our common stock for services. These shares were valued at $30,000 based on the closing price of the underlying common stock. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
6.	On April 7, 2017, we issued 60,000,000 shares of our common stock for gross proceeds of $6,000. The proceeds were used for working capital and general corporate purposes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
7.	On May 12, 2017, we issued 58,187,135 shares of our common stock upon conversion of convertible notes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
8.	On May 23, 2017, we issued 277,777,778 shares of our common stock upon conversion of convertible notes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
9.	In March 2017, we issued 311 shares of its Series A Convertible Preferred Stock to the son of our Chief Executive Officer. These shares were sold in prior periods for gross proceeds of $79,200.
10.	On April 11, 2017, we issued 1,000 shares of our Series A Convertible Preferred Stock to the son of our Chief Executive Officer in consideration of services rendered under a consulting agreement. We did not receive any proceeds for the issuance. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.	In April 2017, the Company issued 1,000 shares of its Series A Convertible Preferred Stock to Angus McKay, son of William McKay, the CEO of the Company, upon execution of a consulting services agreement. The consulting services shall be with regard to the management of Export-Import affairs for the Company, including but not limited to oil, natural gas, foodstuffs and electric transport. Consultant shall also offer advice on, business development within China for the importation of commodities and other products into China.
2.	In May 2017, we entered into a Global Distribution Agreement with a Major E-Transport Manufacturer in China. Pursuant to the agreement, we have obtained the right to market, distribute and sell electric bikes outside of China for a period of five years.

ITEM 6 – EXHIBITS

Item No.	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY, INC. (Registrant)
Dated: June 19, 2017	By:	/s/ William Reed McKay.
William Reed McKay
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)

