Form 10-Q
period 2017-07-31
Trans-Pacific Aerospace Company, Inc.
filed 2017-11-21
CIK 1422295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of September 15, 2017, 8,221,993,015 shares of our common stock were outstanding.

TRANS-PACIFIC AEROSPACE COMPANY, INC.

FORM 10-Q

July 31, 2017

PART I-- FINANCIAL INFORMATION

ITEM 1 –FINANCIAL INFORMATION

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Consolidated Balance Sheets

	July 31,	October 31,
	2017	2016
	(Unaudited)

ASSETS
Current assets
Cash	$6,252	$7,277
Inventories	9,705	–
Advance to related party	2,735	–
Prepaid expenses	5,000	–
Total current assets	23,692	7,277

Non-Current assets
Office equipment, net of accumulated depreciation of $6,801 and $5,906, respectively	1,597	2,500
Security deposit	1,584	1,584
Total non-current assets	3,181	4,084

Total assets	$26,873	$11,361

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$703,069	$713,469
Customer deposit	$17,527	$–
Income taxes payable	1,951	1,951
Accrued salary and payroll taxes	20,433	20,433
Accrued interest payable	5,075	–
Other payables - related parties	60,000	61,217
Redeemable preferred stock - Series C	9,500	–
Convertible note payable, currently in default	230,000	260,000
Convertible note payable, net of discount of $58,125	100,375	–
Derivative liabilities - conversion option	161,888	–
Total current liabilities	1,309,818	1,057,070

Total liabilities	1,309,818	1,057,070

Commitments and Contingencies
Payables to related parties	211,311	211,311

Stockholders' (deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized:
3,979 and 15,063 shares of Series A issued and outstanding at July 31, 2017 and October 31, 2016, respectively	3	15
1,500 and 0 shares of Series B issued and outstanding at July 31, 2017 and October 31, 2016, respectively	2	–
Common stock, par value $0.001, unlimited number of shares authorized.
8,221,993,015 and 4,199,880,936 shares issued and outstanding at July 31, 2017 and October 31, 2016, respectively	8,221,992	4,199,880
Additional paid-in capital	17,712,858	20,584,870
Preferred stock to be issued	7,600	18,000
Common stock to be issued	244,093	83,593
Accumulated Deficit	(26,834,481)	(25,383,090)
Total Trans-Pacific Aerospace Company Inc. stockholders' equity	(647,933)	(496,732)
Non-controlling interest in subsidiary	(846,323)	(760,288)

Total stockholders' (deficit)	(1,494,256)	(1,257,020)

Total liabilities and stockholders' (deficit)	$26,873	$11,361

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2017	2016	2017	2016

Sales	$1,640	–	$1,640	$109,140

Cost of sales	1,150	–	1,150	–

Gross profit	490	–	490	109,140

Operating expenses
Professional fees	92,070	7,220	113,120	30,335
Consulting	212,450	269,400	978,650	2,337,000
Other general and administrative	51,855	163,449	311,089	339,946

Total operating expenses	356,375	440,069	1,402,859	2,707,281

Operating loss from continuing operations	(355,885)	(440,069)	(1,402,369)	(2,598,141)

Gain on investment	–	–	1,089	–
Interest expense, net	(62,771)	(6,270)	(86,731)	(83,723)
Derivative expense	(124,355)	–	(201,413)	–
Change in fair value of derivative liabilities	67,941	–	50,085	–
Other income - related party	–	–	102,700	–

Net loss from continuing operations	$(475,070)	$(446,339)	$(1,536,639)	$(2,681,864)

Discontinued operations
Net gain (loss) from discontinued operations	–	–	–	–

Loss before income taxes	(475,070)	(446,339)	(1,536,639)	(2,681,864)

Income taxes	–	–	(787)	–

Net Loss	(475,070)	(446,339)	(1,537,426)	(2,681,864)

Less: Loss attributable to non-controlling interest	$(12,690)	$(41,205)	$(86,035)	$(94,807)

Net Loss attributable to the Company	$(462,380)	$(405,134)	$(1,451,391)	$(2,587,057)

Basic and dilutive net loss from operations per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	6,833,308,660	3,462,184,357	5,401,373,063	3,356,733,681

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statement of Stockholders' Equity (Deficit)

						Common	Preferred
					Additional	Stock	Stock	Non
	Preferred Stock		Common Stock		Paid-In	To Be	To Be	Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Issued	Interest	Deficit	Total
Balances, October 31, 2015	2,945	$3	3,829,346,478	$3,829,346	$17,142,748	$86,093	$–	$(639,718)	$(20,814,980)	$(396,508)
Common stock converted to preferred stock	694	1	(692,943,784)	(692,944)	692,943					–
Preferred stock converted to common stock	(984)	(1)	984,000,000	984,000	(983,999)					–
Preferred stock issued for services & compensation	11,664	11			2,762,787					2,762,798
Common stock issued for cash										–
Preferred stock issued for cash	752	1.00			316,000	(22,000)	18,000			312,001
Stocks issued in lieu of finders fees										–
Common stock issued for services & compensation			29,000,000	29,000	52,600	19,500				101,100
Common stock issued upon conversion of loan and payables			251,478,242	251,478	(165,107)					86,371
Conversion of derivative liability to common stock					163,740					163,740
Amortization of stock option					383,958					383,958
Common stock retired			(201,000,000)	(201,000)	201,000					–
Preferred stock retired	(8)	–			–					–
Imputed interest					18,200					18,200
Note discount										–
Loss on Minority interest								(120,570)		(120,570)
Net loss from continuing operations for the year ended October 31, 2016									(4,568,110)	(4,568,110)
Balances, October 31, 2016	15,063	$15	4,199,880,936	$4,199,880	$20,584,870	$83,593	$18,000	$(760,288)	$(25,383,090)	$(1,257,020)
Common stock converted to preferred stock										–
Preferred stock converted to common stock	(2,712)	(3.00)	2,677,000,000	2,677,000	(2,676,997)					–
Preferred stock issued for services & compensation	2,700	3			734,996					734,999
Common stock issued for cash			60,000,000	60,000	(54,000)					6,000
Preferred stock issued for cash	428	–			136,800	(19,500)	(10,400)			106,900
Stocks issued in lieu of finders fees										–
Common stock issued for services & compensation			670,000,000	670,000	(547,930)	180,000				302,070
Common stock issued upon conversion of loan and payables			623,512,079	623,512	(593,356)					30,156
Conversion of derivative liability to common stock					106,940					106,940
Amortization of stock option										–
Common stock retired			(8,400,000)	(8,400)	8,400					–
Preferred stock retired	(10,000)	(10)			10					–
Imputed interest					13,125					13,125
Note discount										–
Loss on Minority interest								(86,035)		(86,035)
Net loss from continuing operations for the nine months ended July 31, 2017									(1,451,391)	(1,451,391)
Balances, July 31, 2017 (unaudited)	5,479	$5	8,221,993,015	$8,221,992	$17,712,858	$244,093	$7,600	$(846,323)	$(26,834,481)	$(1,494,256)

See accompanying notes to consolidated financial statements

TRANS-PACIFIC AEROSPACE COMPANY, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended July 31,
	2017	2016
Cash flows from operating activities:
Net Loss	$(1,537,426)	$(2,681,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,037,069	2,144,398
Amortization of debt discount	59,375	41,667
Imputed interest expense	13,125	13,650
Change in fair value of derivative liabilities	(50,085)	–
Derivative expense	201,413	–
Interest converted to common stock	156	1,720
Interest paid by shareholder	–	27,186
Depreciation expense	903	903
Change in operating assets and liabilities:
Accounts receivable	–	(109,140)
Inventories	(9,705)	–
Prepaid and deferred expenses	(5,000)	1,584
Accounts payable and accrued expenses	(10,400)	150,001
Customer deposit	17,527	–
Accrued interest payable	5,075	(500)
Net cash used in operating activities	(277,973)	(410,395)

Cash flows from investing activities
Other receivable - related parties	(2,735)	–
Net cash used in investing activities	(2,735)	–

Cash flows from financing activities:
Common stock issued for cash	6,000	–
Preferred stock sold for cash	106,900	238,500
Convertible note issued for cash	168,000	–
Other payables - related parties	(1,217)	171,613
Net cash provided by financing activities	279,683	410,113

Net increase / decrease in cash	(1,025)	(282)
Cash, beginning of the period	7,277	6,833

Cash, end of the period	$6,252	$6,551

Supplemental cash flow disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash transactions:
Common stock issued for payment on outstanding liabilities	$–	$44,720
Common stock issued for conversion of notes payable	$30,000	$–
Conversion of derivative liability to common stock	$106,940	$–
Conversion of convertible notes to Series C Preferred Stock	$9,500	$–
Retirement of common shares	$8,400	$201,000
Note and interest paid by shareholder	$–	$77,186
Derivative liabilities	$161,888	$–

See accompanying notes to consolidated financial statements

Trans-Pacific Aerospace Company, Inc.

Notes to Unaudited Consolidated Financial Statements

July 31, 2017

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss from operations of $1,536,639 during the nine months ended July 31, 2017, and an accumulated deficit of $26,834,481 at July 31, 2017. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. There were no cash equivalents at July 31, 2017 and October 31, 2016.

Inventories

Inventories consist of e-bikes and are stated at the lower of cost or market, as determined using the weighted average cost method. Management compares the cost of inventories with the market value and an allowance is made for writing down the inventory to its market value, if lower than cost. On an ongoing basis, inventories are reviewed for potential write-down for estimated obsolescence or unmarketable inventories equal to the difference between the costs of inventories and the estimated net realizable value based upon forecasts for future demand and market conditions. When inventories are written-down to the lower of cost or market, it is not marked up subsequently based on changes in underlying facts and circumstances. As of July 31, 2017 and October 31, 2016, the Company determined that no reserves for obsolescence were necessary.

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

The following tables provide a summary of the fair values of assets and liabilities:

		Fair Value Measurements at
		July 31, 2017
	Carrying
	Value
	July 31,
	2017	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable – currently in default	$230,000	$–	$–	$230,000
Convertible notes payable, net	$100,375	$–	$–	$100,375
Derivative liabilities	$161,888	$–	$–	$161,888

		Fair Value Measurements at
		October 31, 2016
	Carrying
	Value
	October 31,
	2016	Level 1	Level 2	Level 3
Liabilities:
Convertible notes payable – currently in default	$260,000	$–	$–	$260,000

The Company believes that the market rate of interest as of July 31, 2017 and October 31, 2016 was not materially different to the rate of interest at which the convertible notes payable were issued. Accordingly, the Company believes that the fair value of the convertible notes payable approximated their carrying value at July 31, 2017 and October 31, 2016 due to short term maturity.

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

The Company received initial orders for electric bikes from certain related parties in April 2017. The Company recognizes revenue on sales of bikes when the goods are delivered and title to the goods passes to the customer provided that: (i) there are no uncertainties regarding customer acceptance; (ii) persuasive evidence of an arrangement exists; (iii) the sales price is fixed and determinable; and (iv) cash is collected. For the quarter ended July 31, 2017, the Company recorded $1,640 from sale of bikes.

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

Equipment

Equipment is recorded at cost and depreciated using straight line methods over the estimated useful lives of the related assets. The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income. As of July 31, 2017, the useful lives of the office equipment ranged from five years to seven years.

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

Net Loss Per Share

The Company adopted the standard issued by the FASB, which requires presentation of basic earnings or loss per share and diluted earnings or loss per share. Basic income (loss) per share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) are similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were convertible notes, 5,035 shares of convertible preferred stock, 2,000,000 Series A Warrants, 2,000,000 Series B Warrants and options for 240,666,667 shares outstanding as of July 31, 2017 that are not included in the calculation of Diluted EPS as their impact would be anti-dilutive.

	For the Nine months Ended July 31,
	2017	2016

Net loss attributable to the Company	$(1,451,391)	(2,587,057)

Basic and diluted net loss from operations per share	$(0.00)	(0.00)

Weighted average number of common shares outstanding, basic and diluted	5,401,373,063	3,356,733,681

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

NOTE 3 – ACCOUNTS RECEIVABLE

The Company received the initial order from one customer for its spherical bearings in December 2015. The Company manufactured and delivered these bearings in March 2016. The Company recorded sales and accounts receivable of $109,140 and $0 for cost of sales due to all related costs and expenses were expensed in prior years. All accounts receivable are due 90 days from the date billed based on the Company’s collection policy and agreed by the customer. As of July 31, 2017 and October 31, 2016, the Company had accounts receivable balance of $0 and $0, net of allowance of bad debts of $109,140, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of July 31, 2017 and October 31, 2016, the Company had office equipment of $1,597 and $2,500, net of accumulated depreciation of $6,801 and $5,906, respectively. For the nine months ended July 31, 2017 and 2016, the Company recorded depreciation expenses of $903 and $903, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to lack of sufficient funding to maintain the Company’s operations, the Company’s officers and directors loaned money to the Company for short term cash flow needs. As of July 31, 2017 and October 31, 2016, Mr. Peter Liu had payables due to him from Godfrey of $60,000 and $60,000; respectively; The Company had receivables due to (from) HAC amounted to $0 and 1,217 at July 31, 2017 and October 31, 2016, respectively.

During the year ended October 31, 2016, the Company borrowed $179,379 from various shareholders under oral agreements. This amount bears no interest and is due on demand. In addition, a shareholder made repayment of $77,186 on behalf of the Company to pay off the Apollo Note as described in Note 6 below. The amount is recorded under related party payable and the amount bears no interest and is due on demand. In July 2016, $43,000 of the principal amount was converted to 97,217,391 shares of the Company’s common stock. As of July 31, 2017 and October 31, 2016, the outstanding balance was $211,311 and $211,311, respectively.

As of July 31, 2017 and October 31, 2016, the total outstanding amount due to related parties was $271,311 and $272,528, respectively. For the amount outstanding as of July 31, 2017 and October 31, 2016, $211,311 was owed to two shareholders as disclosed in Note 7, commitments and contingencies.

During the nine months ended July 31, 2017, the Company advanced $20,803 to William McKay, the Company’s Chief Executive Officer, as short term loan. This amount bears no interest and is due on demand. As of July 31, 2017, the outstanding amount was $2,735.

During the year ended October 31, 2016, the wife of the Company’s Chief Executive Officer purchased 177 shares of its Series A preferred stock in consideration of $92,500. As of July 31, 2017, all of these shares had been issued.

During the year ended October 31, 2016 and the nine months ended July 31, 2017, the son of the Company’s Chief Executive Officer purchased 788 shares of its Series A preferred stock in consideration of $317,900. As of July 31, 2017, 31 of these shares had not been issued and were recorded as preferred stock to be issued.

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

In September 2016, the Company entered into a consulting agreement (“Consulting Agreement”) with Woodward Global, Ltd. (“WG”), a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, the Company’s Chairman and CEO. Pursuant to the Consulting Agreement, the Company will provide consulting services to WG for a period of twelve (12) months for a total consideration of $2,000,000. However, due to the uncertainty on collectability, the Company will only record cash received as other income because providing consulting services is not within the normal course of the Company’s business. For the nine months ended July 31, 2017, the Company collected and recorded $102,700 as other income.

In April 2017, the Company issued 1,000 shares of its Series A Convertible Preferred Stock to Angus McKay, son of William McKay, the CEO of the Company, upon execution of a consulting services agreement. These shares were valued at $600,000 based on closing price of the underlying common stock if converted.

In February 2017, the Company entered into another consulting agreement with Woodward Global, Ltd. (“WG”), a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, the Company’s Chairman and CEO. Pursuant to the Consulting Agreement, WG will provide consulting services to the Company for a period of twelve (12) months for a total consideration of $70,300. For the nine months ended July 31, 2017, the Company paid $20,300 and recorded as consulting fees.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As part of the acquisition of HAC, the Company assumed $260,000 of obligations under a convertible note. The convertible note assumed by the Company does not bear interest and became payable on March 12, 2011. The note is convertible into shares of the Company’s common stock at an initial conversion price of $0.25 per share. The conversion price is subject to adjustment for stock splits and combinations; certain dividends and distributions; reclassification, exchange or substitution; reorganization, merger, consolidation or sales of assets. As the convertible note does not bear interest, the Company recorded the present value of the convertible note obligation at $239,667 and accordingly recorded a convertible note payable for $260,000 and a corresponding debt discount of $20,333. Under the effective interest method, the Company accretes the note obligation to the face amount of the convertible note over the remaining term of the note. The discount was fully amortized at March 12, 2011. Debt discount expense totaled $7,452 and $12,880 for the years ended October 31, 2011 and 2010 respectively. The Company performed an evaluation and determined that the anti-dilution clause did not require derivative treatment. On September 16, 2011, the Company entered into an agreement with the note holder to extend the maturity date of the note. Pursuant to the agreement, the entire outstanding amount became fully due and payable on December 31, 2011. In May 2017, the Company, the note holder, and Apollo Capital Corp. (“Apollo”) entered into assignment and replacement agreements. Pursuant to the agreements, the note holder assigned $30,000 of the outstanding balance to Apollo and the Company issued a replacement note to Apollo to amend the terms as follows:

•	Maturity date: November 5, 2017
•	Interest rate: 8% per annum
•	Convertible any time at a price equal to 45% multiplied by the lowest trading price for the common stock during the 30 trading day period ending on the latest complete trading day prior to the conversion date.

The Company analyzed the conversion option of the replacement Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liability on the agreement date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the replacement note issued. The Company then calculated the fair value of the conversion option and discount on the replacement note. For the nine months ended July 31, 2017, the Company recorded a total of $30,000 as note discount, $76,940 as derivative expense and $106,940 as derivative liabilities for the replacement note. As of July 31, 2017, Apollo had exercised the right to fully convert the replacement note to 623,512,079 shares of the Company’s common stock.

As of July 31, 2017, the outstanding balance of the original note was $230,000. For the nine months ended July 31, 2017 and 2016, the Company recorded imputed interest of $13,125 and $13,650, respectively.

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

From December 2016 through January 2017, the Company issued $9,500 in convertible promissory notes. These notes are automatically convertible into Series C Preferred Stock at a price of $500 per share upon the effective date our reincorporation as a Wyoming corporation, which became effective on January 27, 2017. The terms of the Series C Preferred Stock have been approved by our board of directors and the shares of Series C Preferred Stock will be issued upon filing of Articles of Amendment with the Wyoming Secretary of State designating 100,000 shares of our preferred stock as Series C Preferred Stock, which was filed on March 6, 2017. The Series C Preferred Stock will have a stated value of $500 per share. Holders of the Series C Preferred Stock will not have any preferential dividend or liquidation rights or any conversion rights. However, on or after the nine-month anniversary after the issuance date for any share of Series C Preferred (an “Issuance Date”), each holder of Series C Preferred Stock has the option to redeem the Series C Preferred at the Redemption Price which is (i) 125% of the Stated Value for the period beginning on the 6-month anniversary of the Issuance Date and ending 1-day prior to the 12-month anniversary of the Issuance Date; (ii) 150% of the Stated Value for the period beginning on the 12-month anniversary of the Issuance Date and ending 1-day prior to the 18-month anniversary of the Issuance Date and (iii) 200% of the Stated Value for the period beginning on the 18-month anniversary of the Issuance Date and any date thereafter. As of July 31, 2017, the shares of Series C Preferred Stock had been issued and recorded as current liabilities, redeemable preferred stock – Series C.

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

The Company analyzed the conversion option of the Crown Bridge Note 2 for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liability on the agreement date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Crown Bridge Note 2 issued. The Company then calculated the fair value of the conversion option and discount on the Crown Bridge Note 2. For the nine months ended July 31, 2017, the Company recorded a total of $52,182 as derivative expense and change in fair value of derivative liabilities and a note discount of $45,000 for the Crown Bridge Note 2.

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

In May 2017, the Company entered into a Securities Purchase Agreement with GS Capital Partners, pursuant to which the Company sold an 8% Convertible Promissory Note with an original principal amount of $42,500 (the “GS Note”). The maturity date shall be 12 months from the issue date. The GS Note is convertible anytime into the Company’s common stock at a price equal to 58% multiplied by the lowest closing bid price on the OTCQB or other applicable principal trading market during the 15 trading days prior to the conversion date.

The Company analyzed the conversion option of the GS Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liability on the agreement date due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the GS Note issued. The Company then calculated the fair value of the conversion option and discount on the GS Note. For the nine months ended July 31, 2017, the Company recorded a total of $22,206 as derivative expense and change in fair value of derivative liabilities and a note discount of $42,500 for the GS Note.

In May 2017, the Company entered into a Securities Purchase Agreement with Apollo Capital Corp, pursuant to which the Company sold an 12% Convertible Promissory Note with an original principal amount of $33,000 (the “Apollo Note”). The principal amount consists of a consideration of $30,000 plus $3,000 OID. The maturity date is November 18, 2017 and is convertible beginning on the 180th day into the Company’s common stock at a price equal to 40% multiplied by the lowest trading price on the OTCQB or other applicable principal trading market during the 20 trading days prior to the conversion date.

The Company analyzed the conversion option of the Apollo Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liability beginning on the 180th day due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the Apollo Note issued.

As of July 31, 2017 and October 31, 2016, the outstanding amount of the convertible notes was $100,375 and $0, net of note discount of $58,125 and $0, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has entered into consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for expense reimbursement and various payments upon performance of services.

On February 1, 2016, the Company entered into a consulting service agreement with Mr. Nicholas Nguyen for a period of 24 months. Upon execution of this agreement, the Company shall issue total of 100 shares of its convertible preferred stock as compensation for Mr. Nguyen’s services. All shares were fully vested at grant date and consulting expense of $600,000 was recorded for the year ended October 31, 2016. As of July 31, 2017, the shares had not been issued and the Company recorded accrued expense of $600,000.

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

On July 23, 2016, the Company entered into a business consultant agreement with Global Savings Organization pursuant to which GSO agreed to provide business campaign consulting services for the Company’s products for a nine-month period. In consideration of GSO services, the Company agreed to issue GSO 1,000 shares of its series A preferred stock, of which 200 shares were to be issued upon execution of the agreement and 200 shares issued in each of the successive four months. The Company issued all the shares during the quarter ended October 31, 2016 and recorded a consulting fee of $700,000 in the year ended October 31, 2016. Further on November 29, 2016, the Company signed an addendum agreement with GSO to extend the service term for an additional one month from the original agreement date. Upon execution of the addendum agreement, the Company issued 200 shares of its Series A Convertible Preferred Stock to GSO and recorded $120,000 as consulting fee for the nine months ended July 31, 2017.

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

In February 2017, the Company entered into another consulting agreement with Woodward Global, Ltd. (“WG”), a Nevada corporation owned by Mr. Angus McKay, son of William R. McKay, the Company’s Chairman and CEO. Pursuant to the Consulting Agreement, WG will provide consulting services to the Company for a period of twelve (12) months for a total consideration of $70,300. For the nine months ended July 31, 2017, the Company paid $20,300 and recorded as consulting fees.

On May 1, 2017, the Company entered into an agreement with Ms. Lixin Chen to perform marketing and operation consulting services for the year ended December 31, 2017. Upon execution of this agreement, the Company shall issue total of 250 million shares of its common stock as compensation for Ms. Chen’s services. All shares were fully vested at grant date. As of July 31, 2017, the Company had not issued the shares and recorded $75,000 as consulting fee for the quarter ended July 31, 2017.

On May 1, 2017, the Company entered into an agreement with Mr. Stanley Wu to perform operation consulting services for the year ended December 31, 2017. Upon execution of this agreement, the Company shall issue total of 350 million shares of its common stock as compensation for Mr. Wu’s services. All shares were fully vested at grant date. As of July 31, 2017, the Company had not issued the shares and recorded $105,000 as consulting fee for the quarter ended July 31, 2017.

Employment Agreements

On February 1, 2010, the Company entered into an Employment Agreement with William McKay. Under the agreement, Mr. McKay will receive a base salary of $180,000, plus an initial bonus of 1,200,000 shares of the Company’s common stock (to be issued in 300,000 share blocks on a quarterly basis). The shares were valued based on the closing stock price on the date of the agreement. The initial term of the Employment Agreement expired on January 31, 2011 and automatically renewed for an additional one-year term. The agreement ended January 31, 2013 and Mr. McKay agreed to continue serve as the Company’s CEO without base salary. As of July 31, 2017 and October 31, 2016, the total accrued salaries owed to Mr. McKay were $0.

Lease Agreement

In October 2010, the Company entered into a lease of its administrative offices. The lease expired November 30, 2012 and currently calls for monthly rental payments of $970 pursuant to a month to month agreement.

The Company leases a facility in Dongguan, China under a 12-year lease. This facility has approximately 5,000 square feet. The rental rate is approximately $1,565 monthly. The Company leases an apartment in the Nancheng District of Dongguan. The apartment is approximately 1,700 square feet. The lease rate is approximately $760 monthly, including all utilities and management fees. The apartment lease is renewed through January 31, 2019. The Company’s commitment for minimum lease payment under these operating leases as of July 31, 2017 for the next five years is as follow:

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

During the nine months ended July 31, 2017, the Company sold 400 shares of its Series A Convertible Preferred Stock for $106,900. As of July 31, 2017, 31 of these shares had not been issued and were recorded as preferred stock to be issued. 384 shares of the shares sold were to a related party. See Note 5 above for details.

During the nine months ended July 31, 2017, the Company issued 20 million shares of its common stock in exchange for retirement of 55 shares of its Series A Convertible Preferred Stock upon execution of a settlement agreement with a consultant. In addition, 2,657 shares of Series A Convertible Preferred Stock were converted to 2,657 million shares of common stock.

In January 2016, the Company offered to issue 5,000,000 shares of its common stock upon appointment of a member of board of directors. The shares were valued at $0.0039 per shares at date of start. In March 2017, 5 shares of Series A convertible preferred stock were issued in lieu of 5 million shares of common stock.

At July 31, 2017 and October 31, 2016, there were 3,979 and 15,063 shares of Series A Convertible Preferred Stock issued and outstanding, respectively.

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

At July 31, 2017 and October 31, 2016, there were 1,500 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

Series C Preferred Stock

On March 6, 2017, the Company filed with the Wyoming Secretary of State Articles of Amendment to its Articles of Incorporation pursuant to which it established and designated 100,000 shares of Series C Preferred Stock (the “Series C Preferred”). The Series C Preferred Stock has a stated value of $500 per share. Holders of the Series C Preferred Stock will not receive any preferential dividend or liquidation rights or any conversion rights. However, on or after the nine-month anniversary after the issuance date for any share of Series C Preferred Stock (an “Issuance Date”), each holder of Series C Preferred Stock has the option to redeem the Series C Preferred Stock at the Redemption Price which is (i) 125% of the Stated Value for the period beginning on the 6-month anniversary of the Issuance Date and ending 1-day prior to the 12-month anniversary of the Issuance Date; (ii) 150% of the Stated Value for the period beginning on the 12-month anniversary of the Issuance Date and ending 1-day prior to the 18-month anniversary of the Issuance Date and (iii) 200% of the Stated Value for the period beginning on the 18-month anniversary of the Issuance Date and any date thereafter.

In March 2017, the Company issued 19 shares of its Series C Preferred Stock to three investors upon conversion of $9,500 in convertible notes previously issued to them.

As the Series C Preferred Stock is redeemable beginning on the 6-month anniversary, the Company determined that it should be recorded as current liability. As of July 31, 2017, the Company recorded $9,500 as redeemable preferred stock – Series C.

Common Stock

Following the Reincorporation, as described above, the Company is authorized to issue an unlimited number of shares of its $0.001 common stock.

At July 31, 2017 and October 31, 2016, there were 8,221,993,015 and 4,199,880,936 shares issued and outstanding, respectively.

Fiscal year 2016:

During the year ended October 31, 2016, 692,943,784 shares of common stock were retired and converted to 694 shares of convertible preferred stock and 984 shares of preferred stock were converted to 984,000,000 shares of common stock. In addition, 201,000,000 shares owned by two shareholders were retired and cancelled.

In the Company’s quarterly report on Form 10-Q for the nine months ended April 30, 2016 (the “April 2016 10-Q”) the Company reported that they issued a total of 194,000,000 shares of common stock upon conversion of 194 shares of preferred stock. In actuality, the Company issued an additional 279,000,000 shares of common stock upon conversion of 279 shares of preferred stock, for a total issuance of 473,000,000 shares of common stock upon conversion of 473 shares of preferred stock during the nine months ended April 30, 2016. 279,000,000 shares of common stock issued during this nine-month period following conversion of 279 shares of preferred stock were improperly allocated and disclosed as shares issued to consultants for services rendered, which disclosure has been updated as set forth below.

During the year ended October 31, 2016, the Company issued 29,000,000 shares of common stock for consulting services rendered. The shares were valued at $81,600 based on the closing stock prices on the dates of the stock grants. In the Company’s April 2016 10-Q, the Company erroneously reported that they issued 358,000,000 shares of common stock to consultants for services rendered during the nine months ended April 30, 2016. As described above, 279,000,000 of these shares of common stock were actually issued upon conversion of 279 shares of preferred stock during the nine months ended April 30, 2016 and were improperly allocated as shares issued to consultants for services rendered in the April 2016 10-Q. Further, 50,000,000 shares of common stock previously described in the April 2016 10-Q as shares issued to consultants for services rendered were erroneously issued and have subsequently been cancelled.

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

Fiscal year 2017:

During the nine months ended July 31, 2017, the Company issued 20 million shares of its common stock in exchange for retirement of 55 shares of its Series A Convertible Preferred Stock upon execution of a settlement agreement with a consultant. In addition, 2,657 shares of Series A Convertible Preferred Stock were converted to 2,657 million shares of common stock and 8,400,000 shares were retired and cancelled.

In March 2017, the Company issued 50,000,000 shares of common stock for consulting services rendered. The shares were valued at $30,000 based on the closing stock prices on the dates of the stock grants.

In April 2017, the Company issued 60,000,000 shares of common stock for cash of $6,000.

During the quarter ended July 31, 2017, the Company issued 623,512,079 shares of common stock upon conversion of a convertible note of $30,000.

The above issuances were exempt pursuant to Section 4(a)(2) of the Securities Act.

On May 18, 2017, the Company’s Board of Directors adopted the 2017 Stock Incentive Plan (the “Plan”). The total number of shares available for the grant of either stock options or compensation stock under the Plan is 1,860,000,000 shares, subject to adjustment. On June 12, 2017, the Company filed Form S-8 with the Securities and Exchange Commission to register the shares under the Plan.

During the quarter ended July 31, 2017, the Company issued 620 million shares of common stock under the Plan for legal services rendered. The shares were valued at $92,070 based on the closing stock prices on the dates of the stock grants.

Options and Warrants

A summary of option activity during the nine months ended July 31, 2017 and the year ended October 31, 2016 are presented below:

	July 31, 2017			October 31, 2016
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
	Number of	exercise	life	Number of	exercise	life
	shares	price	(years)	shares	price	(years)

Outstanding at beginning of year	240,666,667	$0.01	8.78	140,666,667	$0.0146	9.27
Granted	–	–	–	100,000,000	0.004	10.00
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	240,666,667	$0.01	8.03	240,666,667	$0.01	8.78

Options exercisable at end of period	240,666,667	$0.01	8.03	240,666,667	$0.01	8.78

A summary of warrant activity during the nine months ended July 31, 2017 and the year ended October 31, 2016 are presented below:

	July 31, 2017			October 31, 2016
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
		exercise	remaining		exercise	remaining
	Number	price	contractual	Number	price	contractual
	Outstanding	per share	life (years)	Outstanding	per share	life (years)
Outstanding at beginning of year	4,000,000	$0.75	4.39	4,000,000	$0.75	5.39
Granted	–	–	–
Exercised	–	–	–	–	–	–
Forfeited	–	–	–	–	–	–
Cancelled	–	–	–	–	–	–
Expired	–	–	–	–	–	–

Outstanding at end of period	4,000,000	$0.75	3.64	4,000,000	$0.75	4.39

Warrants exercisable at end of period	–	$–	–	–	$–	–

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

NOTE 9 – SUBSEQUENT EVENTS

In September 2017, the Company issued 519,120,000 shares of its common stock upon conversion of $37,640 of convertible notes.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. Such forward-looking statements relate to, among other things, the following: Godfrey’s commencement of manufacturing operations; our distribution of Godfrey’s products; our working capital requirements; the further approvals of regulatory authorities; and our commencement of sales of E-transport vehicles. There are several important factors that could cause our future results to differ materially from our forward-looking statement. Some of these important factors, but not necessarily all important factors, include our ability to acquire additional capital as and when needed; production and/or quality control problems; the denial, suspension or revocation of privileged operating licenses by regulatory authorities; overall industry environment; competitive pressures and general economic conditions; and those other risks discussed more fully in the “Risk Factors” section of in our annual report on Form 10-K for the year ended October 31, 2016 filed with the Securities and Exchange Commission on February 28, 2017. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. We refer you, in particular, to our reports on Forms 10-K, 10-Q and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

Overview

We are engaged in the business of designing, manufacturing, and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants, and surface and undersea vessels.   Our initial products will be self-lubricating spherical bearings for commercial aircraft. These bearings are integral to the operation of commercial aircraft and help with several flight-critical tasks, including aircraft flight controls and landing gear. As of the date of this report, we have not had significant commercial manufacture and sale of our products.

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

Recent Developments

Change of Control. On September 8, 2016, William McKay, our President and Chief Executive Officer, gained control of the Company via issuance of the 10,000 shares of Series A preferred stock issued to him. Following issuance of such shares, the Company had 3,920,880,936 shares of common stock and 14,421 shares of Series A preferred stock outstanding. Based on the current conversion price, each share of Series A preferred stock is entitled to 1 million votes per share. Accordingly, there were 18,341,880,936 votes outstanding voting together as a single class on September 8, 2016. The 10,000 shares of Series A preferred stock issued to Mr. McKay (along with the 300 shares of Series A preferred stock then held by him) provided him with approximately 56% of the total votes, resulting in change of control. The shares of Series A Preferred were issued to obtain voting control to make a certain board decision in the best interest of the Company. The shares were returned to the Company in the subsequent period after October 31, 2016. Prior to the issuance of the control block of Series A Preferred, no singular person had control of the Company, although the Series A Preferred as a class accounted for 53% of the total votes outstanding prior to the issuance of the 10,000 shares to Mr. McKay. The 1,300 shares of Series B preferred stock issued to Mr. McKay on November 30, 2016 (pursuant to which he received an additional 1.3 trillion votes) increased his voting control over the Company to approximately 86% based on 4,268,880,936, 14,959 and 1,500 shares of Common Stock, Series A preferred stock and Series B preferred stock outstanding, respectively on such date (and thus 1,519,227,880,936 outstanding on such date). Each share of Series B preferred stock is entitled to 100 million votes. On December 8, 2016, Mr. McKay cancelled and returned 10,000 shares of Series A preferred stock to treasury. However, he still retained approximately 86% of the outstanding voting control of the outstanding shares of the Company’s Common Stock, Series A preferred stock and Series B preferred stock voting together as a single class on such date.

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

Expansion of Business. The Company has expanded its business, by designing and distributing E-transport vehicles, including but not limited to electric bikes, scooters, tricycles, cars, buses and trucks. The Company holds global distribution rights for certain E-transport vehicles. The Company has received purchase orders and pre-orders for E-transport vehicles from the United States and certain African nations and the Company is developing a distribution network in the USA and Africa. The Company commenced recognizing revenue from the sale of E-transport vehicles in the third quarter of 2017. The Company is in discussions for the distribution of E-transport vehicles in Australia and New Zealand.

The Company continues to be engaged in the business of designing, manufacturing and selling aerospace quality component parts for commercial and military aircraft, space vehicles, power plants and surface and undersea vessels.

Results of Operations

Three Months Ended July 31, 2017 and 2016

We received our initial order for electric bikes in April 2017 and recorded revenues of $1,640 and costs of goods sold of $1,150 for the three months ended July 31, 2017.

During the three months ended July 31, 2017, we incurred $356,375 of operating expenses compared to $440,069 during the three months ended July 31, 2016.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The decrease in operating expenses for the three months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily attributable to our significant reduction of general and administrative expenses during the 2017 period, offset in part by an increase in professional fees. However, we expect our operating expenses will significantly increase should we commence the distribution of our spherical bearings and as we increase our distribution of e-transport vehicles.

During the three months ended July 31, 2017 and 2016, we incurred net losses from operations and overall net losses of $475,070 and $446,339, respectively. The increase was primarily attributable to the significant increase in interest expense and derivative expense, offset by a change in fair value of derivative liabilities. Our loss attributable to our non-controlling interest in our Godfrey subsidiary for the three months ended July 31, 2017 and 2016 was $12,690 and $86,035, respectively. Accordingly, the net loss attributable to us for the three months ended April 30, 2017 and 2016 was $462,380 and $1,451,391, respectively.

Nine Months Ended July 31, 2017 and 2016

We received our initial order for electric bikes in April 2017 and recorded revenues of $1,640 and costs of goods sold of $1,150 for the nine months ended July 31, 2017. This compares to $109,140 of revenue we recognized for the nine months ended July 31, 2016 from sale of bearings. However, we had not received the amount receivable and recorded bad debt expense to write of the account receivable at October 31, 2016.

During the nine months ended July 31, 2017, we incurred $1,402,859 of operating expenses compared to $2,707,281 during the nine months ended July 31, 2016.  Our operating expenses consist primarily of professional fees, consulting fees, and other general and administrative expenses. The decrease in operating expenses for the nine months ended July 31, 2017 compared to the same period in fiscal 2016 was primarily attributable to our significant decrease in consulting fees during the 2017 period, offset in part by an increase in professional fees. However, we expect our operating expenses will significantly increase should we commence the distribution of our spherical bearings and as we increase our distribution of e-transport vehicles.

During the nine months ended July 31, 2017 and 2016, we incurred net loss from operations of $1,536,639 and $2,681,864, respectively. The decrease was primarily attributable to the significant decrease in consulting fees, offset by an increase in professional fees, interest expense, derivative expense, and recognition of other income resulting from providing consulting services to Woodward Global, Ltd.

Our net loss was $1,537,426 and $2,681,864 for the nine months ended July 31, 2017 and 2016, respectively. Our loss attributable to our non-controlling interest in our Godfrey subsidiary for the nine months ended July 31, 2017 and 2016 was $86,035 and $94,807, respectively. Accordingly, the net loss attributable to us for the nine months ended July 31, 2017 and 2016 was $1,451,391 and $2,587,057, respectively.

Financial Condition

Liquidity and Capital Resources

As of July 31, 2017, we had cash of $6,252 and a working capital deficit of $1,286,126.  At October 31, 2016, we had cash of $7,277 and a working capital deficit of $1,049,793.

Our net cash used in operating activities for the nine months ended July 31, 2017 was $277,973, consisting primarily of our net loss of $1,537,426, change in fair value of derivative liabilities of $50,085, an increase in inventories of $9,705, an increase of prepaid and deferred expenses of $5,000, and a decrease in accounts payable and accrued expenses of 10,400, which amounts were offset by stock based compensation of $1,037,069, amortization of debt discount of $59,375, imputed interest expense of $13,125, derivative expense of $201,413, interest converted to common stock of $156, depreciation expense of $903, increase in customer deposit of $17,527 and accrued interest payable of $5,075.

Our net cash used in operating activities for the nine months ended July 31, 2016 was $410,395, consisting primarily of our net loss of $2,681,864, an increase in accounts receivable of $109,140 and a decrease in accrued interest payable of $500, which amounts were offset by stock based compensation of $2,144,398, amortization of debt discount of $41,667, imputed interest expense of $13,650, interest converted to common stock of $1,720, interest paid by shareholder of $27,186, depreciation expense of $903, prepaid debt and deferred expenses of $1,584, and $150,001 of increases in accounts payable and accrued expenses.

Our net cash used in investing activities for the nine months ended July 31, 2017 was $2,735 from a receivable from a related party. We did not have any cash flows from investing activities during the nine months ended July 31, 2016.

Our net cash provided by financing activities for the nine months ended July 31, 2017 was $279,683, consisting of $6,000 for common stock sold for cash, $106,900 for the sale of preferred stock for cash, and $168,000 for the sale of convertible notes for cash, which amounts were offset by $1,217 of payments to related parties. Our net cash provided by financing activities in the nine months ended July 31, 2016 was $410,113, consisting of $238,500 from the sale of preferred stock and $171,613 in other payables from related parties.

Since July 31, 2017, our working capital has decreased as a result of continuing losses from operations.  We estimate that we require approximately $2 million of additional working capital over the next 12 months in order to fund our expected marketing and distribution of the initial line of aircraft component products to be manufactured at our Guangzhou facility, to fund our E-vehicle operations, and to fund our expected operating losses as we endeavor to build revenue and achieve a profitable level of operations. However, there are no commitments or understandings at this time with any third parties for their provision of capital to us.

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

Based upon the above-described evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of July 31, 2017 due to certain material weakness in our internal control over financial reporting. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017, and this assessment identified the following material weaknesses in our internal control over financial reporting:

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

Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2017.

Changes in internal control over financial reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2017, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See our Current Report on Form 8-K dated March 6, 2017 and filed on March 9, 2017.
2.	On May 18, 2017, we issued a 12% Convertible Promissory Note in the amount of $33,000 for net proceeds of $30,000 to an accredited investor. The note has a maturity date of 6 months and is convertible into common stock at a price equal to 40% of the lowest trading price during the 20 trading days prior to conversion. The proceeds were used for working capital and general corporate purposes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
3.	On May 2, 2017, we issued an 8% Convertible Promissory Note in the amount of $42,500 for net proceeds of $42,500 to an accredited investor. The note has a maturity date of 12 months and is convertible at a price equal to 58% of the lowest trading price on the 15 trading days prior to conversion. The proceeds were used for working capital and general corporate purposes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
4.	On May 12, 2017, we issued 58,187,135 shares of our common stock upon conversion of convertible notes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
5.	On May 23, 2017, we issued 277,777,778 shares of our common stock upon conversion of convertible notes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
6.	On July 14, 2017, we issued 420,000,000 shares of our common stock upon conversion of 420_______ shares of our Series A Convertible Preferred Stock. The issuances were exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933
7.	On July 18, 2017, we issued 287,547,166 shares of our common stock upon conversion of convertible notes. The issuance was exempt in reliance upon the exemption provided by Rule 4(a)(2) and/or Rule 506 of the Securities Act of 1933.
8.	On July 19, 2017, we issued 389,000,000 shares of our common stock upon conversion of 389______ shares of our Series A Convertible Preferred Stock. The issuances were exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933.
9.	On September 6, 2017, we issued 324,620,000 shares of our common stock upon conversion of convertible notes. The issuance was exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933.
10.	On September 6, 2017, we issued 324,620,000 shares of our common stock upon conversion of convertible notes. The issuance was exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933.
11.	On September 7, 2017, we issued 194,500,000 shares of our common stock upon conversion of convertible notes. The issuance was exempt in reliance upon the exemption provided by Rule 3(a)(9) and/or Section 4(a)(2) of the Securities Act of 1933

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.	In April 2017, the Company issued 1,000 shares of its Series A Convertible Preferred Stock to Angus McKay, son of William McKay, the CEO of the Company, upon execution of a consulting services agreement. The consulting services shall be with regard to the management of Export-Import affairs for the Company, including but not limited to oil, natural gas, foodstuffs and electric transport. Consultant shall also offer advice on, business development within China for the importation of commodities and other products into China.
2.	In May 2017, we entered into a Global Distribution Agreement with a Major E-Transport Manufacturer in China. Pursuant to the agreement, we have obtained the right to market, distribute and sell electric bikes outside of China for a period of five years.

ITEM 6 - EXHIBITS

Item No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema Linkbase Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Labels Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANS-PACIFIC AEROSPACE COMPANY, INC. (Registrant)

Dated:	November 21, 2017	By:	/s/ William Reed McKay
William Reed McKay
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)

